Form 10-Q
period 1996-04-30
DATA PROCESSING RESOURCES CORP
filed 1996-06-14
CIK 1005700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-27612

                      DATA PROCESSING RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                          95-3931443
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                            Identification No.)

   4400 MACARTHUR BOULEVARD, SUITE 610
           NEWPORT BEACH, CA                                     92660
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (714) 752-9111

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X    No
                                   ---     ---
Number of shares of common stock outstanding as of April 30, 1996 is 7,329,000.

                      DATA PROCESSING RESOURCES CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                               PAGE
                                                                                                                               ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Balance Sheets as of April 30, 1996 and July 31, 1995                                                          3

         Condensed Statements of Income for the Three and Nine Months Ended April 30, 1996 and 1995                               4

         Condensed Statement of Shareholders' Equity (Deficit) as of April 30, 1996                                               5

         Condensed Statements of Cash Flows for the Nine Months Ended April 30, 1996 and 1995                                     6

         Notes to Condensed Financial Statements                                                                                7-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                10-13

PART II.  OTHER INFORMATION                                                                                                      14

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE                                                                                                                        15

                     DATA PROCESSING RESOURCES CORPORATION

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                 APRIL 30,            JULY 31,
                                                                   1996                 1995
                                                               ------------         -----------
CURRENT ASSETS:
  Cash and cash equivalents                                    $29,379,000         $   248,000
  Accounts receivable                                            7,719,000           6,256,000
  Receivables from affiliates                                      122,000             343,000
  Prepaid expenses and other current assets                        124,000              86,000
  Deferred tax asset                                               243,000             263,000
                                                               -----------         -----------
      Total current assets                                      37,587,000           7,196,000
Property:
  Furniture and fixtures                                           170,000             120,000
  Equipment                                                        794,000             333,000
                                                               -----------         -----------
                                                                   964,000             453,000
  Less accumulated depreciation                                   (334,000)           (225,000)
                                                               -----------         -----------
      Property, net                                                630,000             228,000
 Other assets                                                       36,000             199,000
                                                               -----------         -----------
                                                               $38,253,000         $ 7,623,000
                                                               ===========         ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                     $ 2,944,000         $ 2,460,000
  Income taxes payable                                             114,000           1,411,000
  Line of credit                                                        --             836,000
  Current portion of long term debt                                     --             653,000
                                                               -----------         -----------
      Total current liabilities                                  3,058,000           5,360,000

Long-term debt                                                          --           3,656,000

Mandatorily redeemable Series A preferred stock                         --           1,485,000
SHAREHOLDERS' EQUITY (DEFICIT) :
  Common stock-- 20,000,000 shares authorized;
    7,329,000 and 4,000,000 shares issued and outstanding
    as of April 30, 1996 and July 31, 1995, respectively        34,472,000               2,000
  Additional paid-in-capital                                     1,580,000                  --
  Accumulated deficit                                             (857,000)         (2,880,000)
                                                               -----------         -----------
      Total shareholders' equity (deficit)                      35,195,000          (2,878,000)
                                                               -----------         -----------
                                                               $38,253,000         $ 7,623,000
                                                               ===========         ===========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                      DATA PROCESSING RESOURCES CORPORATION

                         CONDENSED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                APRIL 30,                               APRIL 30,
                                                     ------------------------------          -------------------------------
                                                         1996               1995                1996                1995
                                                         ----               ----                ----                ----
                                                                                      HISTORICAL
                                                                                      ----------
Revenues                                             $14,815,000         $12,780,000         $42,015,000         $35,253,000
Costs and expenses:
  Cost of professional services                       11,780,000          10,338,000          33,248,000          28,443,000
  Selling, general and administrative expenses         1,606,000           1,434,000           4,841,000           4,128,000
                                                     -----------         -----------         -----------         -----------
       Total costs and expenses                       13,386,000          11,772,000          38,089,000          32,571,000
                                                     -----------         -----------         -----------         -----------
Operating income                                       1,429,000           1,008,000           3,926,000           2,682,000
Interest income                                          137,000                  --             137,000                  --
Interest expense                                         (80,000)           (205,000)           (393,000)           (610,000)
Write-off of deferred financing fees (1)                (140,000)                 --            (140,000)                 --
                                                     -----------         -----------         -----------         -----------
Income before provision for income taxes               1,346,000             803,000           3,530,000           2,072,000
Provision for income taxes                               523,000             326,000           1,412,000             848,000
                                                     -----------         -----------         -----------         -----------
 Net income                                          $   823,000         $   477,000         $ 2,118,000         $ 1,224,000
                                                     ===========         ===========         ===========         ===========
 Net income per share                                $      0.13         $      0.10         $      0.38         $      0.25
                                                     ===========         ===========         ===========         ===========
Weighted average common shares used in
  the calculation of historical net income
  per share                                            6,550,000           4,926,000           5,512,000           4,926,000
                                                     ===========         ===========         ===========         ===========

                                                                                   PRO FORMA
                                                                                   ---------

Historical operating income                          $ 1,429,000         $ 1,008,000         $ 3,926,000         $ 2,682,000
Founder compensation                                          --             136,000                  --             437,000
                                                     -----------         -----------         -----------         -----------
Pro forma operating income                           $ 1,429,000         $ 1,144,000         $ 3,926,000         $ 3,119,000
                                                     ===========         ===========         ===========         ===========

Historical net income                                $   823,000         $   477,000         $ 2,118,000         $ 1,224,000
Write-off of deferred financing fees
 (net of tax)(1)                                          86,000                  --              86,000                  --
Founder compensation (net of tax)(2)                          --              80,000                  --             258,000
                                                     -----------         -----------         -----------         -----------
  Pro forma net income                               $   909,000         $   557,000         $ 2,204,000         $ 1,482,000
                                                     ===========         ===========         ===========         ===========
  Pro forma net income per share                     $      0.14         $      0.11         $      0.40         $      0.30
                                                     ===========         ===========         ===========         ===========
Weighted average common shares used in
  the calculation of pro forma net income
  per share                                            6,550,000           4,926,000           5,512,000           4,926,000
                                                     ===========         ===========         ===========         ===========

(1) Write-off of deferred financing fees associated with the repayment of the long-term debt.


(2) Effect of the elimination of that portion of the founder compensation which exceeded the pro rata maximum annual amount under the founder's present agreement with the Company.








              The accompanying notes are an integral part of these
                        condensed financial statements.

                   DATA PROCESSING RESOURCES CORPORATION

              CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                Common stock
                                        --------------------------------     Additional         Accumulated
                                            Shares           Amount         paid-in-capital       deficit              Total
                                        -------------  -----------------  -----------------    -----------         ------------
BALANCE, AUGUST 1, 1995                  4,000,000        $     2,000        $       --        $(2,880,000)        $(2,878,000)
Net income                                      --                 --                --          2,118,000           2,118,000
Accretion to redemption value on Series
  A preferred stock                             --                 --                --            (95,000)            (95,000)
Conversion of Preferred Shares
   into common Shares                      592,000                 --         1,580,000                 --           1,580,000
Exercise of Stock Options                   11,000             14,000                --                 --              14,000
Issuance of Common Shares in
   initial public offering               2,726,000         34,456,000                --                 --          34,456,000
                                         ---------        -----------        ----------        -----------         -----------
BALANCE, APRIL 30, 1996                  7,329,000        $34,472,000        $1,580,000        $  (857,000)        $35,195,000
                                         =========        ===========        ==========        ===========         ===========



              The accompanying notes are an integral part of these
                        condensed financial statements.

                              DATA PROCESSING RESOURCES CORPORATION

                               CONDENSED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                       APRIL 30,
                                                          --------------------------------
                                                               1996               1995
                                                               ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                              $ 2,118,000         $ 1,224,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:

    Depreciation and amortization                             109,000              55,000
    Deferred income taxes                                      20,000                  --
    Changes in operating assets and liabilities:

      Accounts receivable                                  (1,463,000)           (821,000)
      Receivables from affiliates                             221,000            (280,000)
      Prepaid expenses and other assets                       125,000            (115,000)
      Accounts payable and accrued liabilities                484,000           1,382,000
      Income taxes payable                                 (1,297,000)            764,000
                                                          -----------         -----------
         Net cash provided by operating activities            317,000           2,209,000
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property                                       (511,000)            (84,000)
  Decrease in restricted investment                                --             250,000
                                                          -----------         -----------
         Net cash (used in) provided by investing
            activities                                       (511,000)            166,000

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock, net              34,456,000                  --
  Repayment of long-term debt                              (4,309,000)            (16,000)
  Repayment of line of credit, net                           (836,000)         (2,370,000)
  Proceeds from exercise of stock options                      14,000                  --
  Proceeds from line of credit                                     --             528,000
  Repayment of notes payable to shareholder                        --          (1,350,000)
  Proceeds from notes - other                                      --           4,250,000
  Proceeds from issuance of preferred stock, net                   --           1,393,000
  Repayment of notes payable to former
    shareholders                                                   --          (4,755,000)
                                                          -----------         -----------
         Net cash provided by (used in) financing

            activities                                     29,325,000          (2,320,000)
                                                          -----------         -----------
Net increase in cash                                       29,131,000              55,000
Cash and cash equivalents, beginning of period                248,000              25,000
                                                          -----------         -----------
Cash and cash equivalents, end of period                  $29,379,000         $    80,000
                                                          ===========         ===========
Supplemental information-cash paid for:

  Interest                                                $   408,000         $   536,000
                                                          ===========         ===========
  Income taxes                                            $ 2,689,000         $    94,000
                                                          ===========         ===========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                      DATA PROCESSING RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1996

1.  GENERAL

  Business

         Data Processing Resources Corporation (the Company), which was incorporated in California on August 15, 1984, is a leading regional specialty staffing company providing information technology services to a diverse group of corporate clients.

  Interim Financial Data

         The interim financial data as of April 30, 1996 and for the three and nine months ended April 30, 1996 and 1995 is unaudited. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

  Selected Pro Forma Operating Income, Net Income and Net Income Per Share

         Selected pro forma operating income and net income has been presented to reflect the effect of the reduction of founder compensation which exceeds the proportionate $450,000 maximum amount that can be received under the founder's present agreement with the Company (net of tax in the net income calculation).

         Selected pro forma net income per share has been computed by dividing selected pro forma net income by the weighted average number of shares of common stock outstanding during the period. Weighted average common and common equivalent shares included common shares, stock options using the treasury stock method and the assumed conversion of all outstanding shares of preferred stock into shares of common stock. For periods prior to the conversion of the redeemable preferred stock, such stock has been treated as common share equivalents in calculating net income per share. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method, as if they were outstanding as of the beginning of each period presented.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Property

         The cost of furniture, fixtures and equipment is depreciated using accelerated methods based on the estimated useful lives of the related assets, generally five to seven years.

Revenue Recognition

         The Company recognizes professional and contract services revenues as services are performed.

                      DATA PROCESSING RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1996

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Income Taxes

         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in the tax law or rates.

  3.  LONG-TERM DEBT

         Effective March 1995, the Company obtained a revolving line of credit and term loan with a financial institution (the Credit Agreement). The revolving line of credit, which permitted borrowing up to the lesser of $5,000,000 or 85% of eligible accounts receivable, and the term loan, which permitted indebtedness up to $4,250,000, were collateralized by substantially all of the assets of the Company. The outstanding principal balances of the revolving line of credit and term loan bore interest at the prime rate (8.25% as of April 30, 1996) plus 1.0% and 2.5%, respectively. The Credit Agreement contained various covenants, including the maintenance of defined financial ratios. The Company was in compliance with all such covenants except for certain non-financial covenants as to which the Company received a waiver. All outstanding borrowings under the Credit Agreement were repaid with the proceeds from the initial public offering (see Note 4).

         Long-term debt consisted of the following at July 31, 1995:


Term loan due to financial institution, bearing interest at bank's prime rate plus 2.5%, principal and interest payable in monthly installments approximating $101,000, based on a set amortization
  schedule beginning October 1, 1995 through March 1, 2000                              $4,250,000

Equipment term loan with bank, interest payable monthly at bank's prime rate plus 2.0%, principal payable in monthly installments of $1,729 through
  March 15, 1998                                                                            55,000

Obligation under covenant not to compete entered into with former shareholders on February 28, 1994, payable annually in five equal installments of $1,000
  on the anniversary of the agreement                                                        4,000
                                                                                        ----------

                                                                                         4,309,000

Less current portion                                                                      (653,000)
                                                                                        ----------
                                                                                        $3,656,000
                                                                                        ==========

                      DATA PROCESSING RESOURCES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1996

  4.  SHAREHOLDERS' EQUITY

Initial Public Offering

         On March 5, 1996 the Company completed an initial public offering (the "Offering") of 2,726,000 shares of its common stock at an offering price of $14.00 per share for net proceeds of $34.5 million.

Preferred Stock Conversion

         The Company had 2,001,480 authorized shares of Preferred Stock, of which 1,480 shares had been designated Series A Convertible Preferred Stock as of July 31, 1995. Immediately prior to the consummation of the Offering, the outstanding shares of Series A Convertible Preferred Stock automatically converted into an aggregate of 592,000 shares of common stock. The shares of Series A Convertible Preferred Stock were canceled upon said conversion and ceased to be authorized.

  5.  RELATED PARTY TRANSACTIONS

         In fiscal 1994, one of the Company's larger clients desired to outsource its entire information systems department through an employee leasing arrangement. Because the Company does not provide such employee leasing services and was unable to provide a comparable employment benefit package to consultants working for this company, a separate company, Information Technology Resources, Inc. ("ITR"), was formed by the founder of the Company and certain other persons, including certain former employees of the client, with the founder owning approximately 75.6% of the outstanding capital stock. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement. Management fees earned by the Company were $750,000 and $687,000 the nine months ended April 30, 1996 and 1995, respectively. ITR also contracts with the Company for technical consultants to meet its staffing needs. For the nine months ended April 30, 1996 and 1995, the Company recorded revenues of $3,855,000 and $2,412,000 from ITR for technical consultants.

Receivables from affiliates includes a receivable from ITR related to these management services and amounted to $98,000 and $79,000 as of April 30, 1996 and July 31, 1995, respectively. The Company has trade accounts receivable for technical consultants due from ITR of $554,000 and $397,000 as of April 30, 1996 and July 31, 1995, respectively, which are included in accounts receivable in the accompanying balance sheets. The Company from time to time has made advances to ITR to assist it with its working capital needs. These advances are provided on a short-term, unsecured basis, do not bear interest and have a balance of $0 and $240,000 as of April 30, 1996 and July 31, 1995, respectively.

                      DATA PROCESSING RESOURCES CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the historical information contained herein, the following discussion in this Form 10-Q includes forward-looking statements which involve risk and uncertainties, including but not limited to risks inherent in the Company's growth strategy, acquisition risks, dependence on certain clients, dependence on availability of qualified technical consultants and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS-GENERAL

         The following discussion contains certain unaudited quarterly pro forma financial information for the three months and nine months ended April 30, 1996, compared to the three months and nine months ended April 30, 1995 which gives effect to the elimination of that portion of the founder compensation for each period which exceeded the $450,000 maximum annual amount that the founder can receive under the present agreement with the Company and the write-off of the deferred financing fees of $86,000 (net of taxes).

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995

         Revenues. Total revenues increased $2.0 million, or 15.9%, to $14.8 million for the three months ended April 30, 1996 as compared to $12.8 million for the three months ended April 30, 1995. This increase resulted primarily from increased billings to the Company's existing clients due to: (i) new information technology projects; (ii) increased demand in the networking and communications market; (iii) the opening of the Denver office; (iv) a broadening of the types of services being provided; and (v) increased demand for the most highly skilled consultants who are billed at higher hourly rates. The above increases were offset by the performance of the San Francisco branch which contributed
$520,000 to total revenues in the 1996 period, down from $1.0 million in the comparable 1995 period.

         Cost of Professional Services. Cost of professional services increased $1.4 million, or 13.9%, to $11.8 million for the three months ended April 30, 1996, as compared to $10.3 million for the three months ended April 30, 1995. As a percentage of revenues, however, cost of professional services decreased for the three months ended April 30, 1996 to 79.5%, as compared to 80.9% for the prior year period. This improvement reflects the modest price increases which the Company has been able to implement and a change in service mix, with an increased component of higher margin client/server and networking and communications services in the 1996 period. These improvements are offset by lower margins incurred as a result of a fixed price project, which was substantially completed during the quarter.

         Selling, General and Administrative Expenses. On a pro forma basis, selling, general and administrative expenses increased approximately $308,000 to $1.6 million for the three months ended April 30, 1996, as compared to $1.3 million for the three months ended April 30, 1995. Pro forma selling, general and administrative expenses increased as a percentage of revenues to 10.8% for the three months ended April 30, 1996, as compared to 10.2% for the three months ended April 30, 1995. This increase as a percentage of revenues primarily resulted from several factors, including: (i) higher commissions as a percentage of revenues reflecting the higher commission rates paid for higher margin billings; (ii) higher depreciation resulting from the Company's investment in accounting and information systems; and (iii) investment in additional management personnel and corporate infrastructure required to support planned Company growth.

                      DATA PROCESSING RESOURCES CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Operating Income. On a pro forma basis, operating income increased $285,000, or 24.9% to $1.4 million for the three months ended April 30, 1996 from $1.1 million for the same period in 1995. As a percentage of revenues, operating income increased, on a pro forma basis, to 9.6% for the three months ended April 30, 1996 as compared to 9.0% for the three months ended April 30, 1995. This increase as a percentage of revenues reflects the improvement in cost of professional services as a percentage of revenue, offset in part by the increase in selling, general and administrative expenses.

         Interest Expense. Interest expense decreased to $80,000 for the three months ended April 30, 1996 from $205,000 for the three months ended April 30, 1995. The decrease in interest expense reflects lower borrowing costs resulting from the refinancing transactions in March 1995 and reduction of interest expense due to the retirement of the long-term debt from the proceeds of an initial public offering (the "Offering").

         Interest Income. Interest income was $137,000 for the three months ended April 30, 1996. The increase in interest income reflects the interest income from the investment of the proceeds of the Offering.

         Write-off of Deferred Financing Fees. Write-off of deferred financing fees arose from the retirement of the long-term debt by use of the proceeds of the Offering.

NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO NINE MONTHS ENDED APRIL 30, 1995

         Total Revenues. Total revenues increased $6.8 million, or 19.2%, to $42.0 million for the nine months ended April 30, 1996 as compared to $35.2 million for the nine months ended April 30, 1995. This increase resulted primarily from increased billings to the Company's existing clients due to: (i) new information technology projects; (ii) increased demand in the networking and communications market; (iii) the opening of the Denver office; (iv) a broadening of the types of services being provided; and (v) increased demand for the most highly skilled consultants who are billed at higher hourly rates. The above increases were offset by the performance of the San Francisco branch which contributed $1.7 million to total revenues in the 1996 period, down from $2.5 million in the comparable 1995 period.

         Cost of Professional Services. Cost of professional services increased $4.8 million, or 16.9%, to $33.2 million for the nine months ended April 30, 1996 as compared to $28.4 million for the nine months ended April 30, 1995. As a percentage of revenues, however, cost of professional services decreased for the nine months ended April 30, 1996 to 79.1% as compared to 80.7% for the prior year period. This improvement reflects the modest price increases which the Company has been able to implement and a change in service mix, with an increased component of higher margin client/server and network and communications services in the 1996 period.

         Selling, General and Administrative Expenses. On a pro forma basis selling, general and administrative expenses increased approximately $1.2 million to $4.8 million for the nine months ended April 30, 1996, as compared to $3.7 million for the nine months ended April 30, 1995. Pro forma selling, general and administrative expenses also increased as a percentage of revenues to 11.5% for the nine months ended April 30, 1996, as compared to 10.5% for the nine months ended April 30, 1995. This increase as a percentage of revenues primarily resulted from several factors, including: (i) higher commissions as a percentage of revenues reflecting the higher commission rates paid for higher margin billings; (ii) higher depreciation resulting from the Company's investment in accounting and information systems; and (iii) investment in additional management personnel and corporate infrastructure required to support planned Company growth.

                      DATA PROCESSING RESOURCES CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Operating Income. On a pro forma basis, operating income increased $807,000, or 25.9% to $3.9 million for the nine months ended April 30, 1996 from $3.1 million for the same period in 1995. As a percentage of revenues, operating income increased on a pro forma basis to 9.3% for the nine months ended April 30, 1996 as compared to 8.8% for the nine months ended April 30, 1995. This increase as a percentage of revenues reflects the improvement in cost of professional services as a percentage of revenue, offset in part by the increase in selling, general and administrative expenses.

         Interest Expense. Interest expense decreased to $393,000 for the nine months ended April 30, 1996 from $610,000 for the nine months ended April 30, 1995. The decrease in interest expense reflects lower borrowing costs resulting from the refinancing transactions in March 1995 and reduction of interest expense due to the retirement of the long-term debt from the proceeds of the Offering.

         Interest Income. Interest income was $137,000 for the nine months ended April 30, 1996. The increase in interest income reflects the interest income from the investment of the proceeds of the Offering.

         Write-off of Deferred Financing Fees. Write-off of deferred financing fees arose from the retirement of the long-term debt by use of the proceeds of the Offering.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and net working capital totaled $29.4 million and $34.5 million, respectively, as of April 30, 1996. The primary sources of cash generated from operations in the nine months ended April 30, 1996 were net income and an increase in accounts payable and accrued liabilities, offset by payments of income taxes payable and an increase in accounts receivable. The Company used $5.1 million in cash to pay off outstanding borrowings under the Credit Agreement and generated cash from financing activities of $34.5 million in proceeds from the Offering completed early in March 1996.

         The Credit Agreement currently provides for a term loan and a revolving line of credit totaling $9.25 million. The Company has repaid all outstanding borrowings under the Credit Agreement with a portion of the proceeds from the initial public offering. The Company is currently finalizing negotiations for a new $20.0 million secured credit facility, which includes both working capital and acquisition lines of credit.

         The Company anticipates that its primary uses of working capital in future periods will be for acquisitions, the internal development of new branches and the funding of increases in accounts receivable. Although the Company intends to use its common stock to make acquisitions to the extent possible, potential acquisition candidates may require that all or a significant portion of the purchase price be paid in cash. The Company cannot predict to what extent new branches will be added through acquisitions as compared to internal development. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company anticipates that the opening of new branches will require an investment of approximately $150,000 to $200,000 to acquire equipment and supplies and to fund operating losses for the initial nine- to twelve-month period of operations which management believes will generally be required for a new branch to achieve profitability. The Company expenses the costs of opening a new branch as incurred, except for the cost of equipment and other capital assets, which are capitalized. Generally, expenditures for such capital assets for a new branch will be less than $50,000. There can be no assurance that future branches will achieve profitability within a nine- to twelve-month period after opening, if at all.

                      DATA PROCESSING RESOURCES CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company believes that the proceeds from the Offering, together with cash flow from operations and borrowings under the new credit facility when it is finalized, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months.

                      DATA PROCESSING RESOURCES CORPORATION
                            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings
          Not applicable

ITEM 2.  Changes in Securities

             On March 5, 1996 the Company completed an initial public offering (the "Offering") of 2,726,000 shares of its common stock at an offering price of $14.00 per share for net proceeds of $34,456,000. Immediately prior to the consummation of the Offering, the outstanding shares of Series A Convertible Preferred Stock automatically converted into an aggregate of 592,000 shares of common stock. The shares of Series A Convertible Preferred Stock were canceled upon said conversion and ceased to be authorized.

ITEM 3.  Defaults Upon Senior Securities
         Not applicable

ITEM 4.  Submission of Matters to Vote of Security Holders
         Not applicable

ITEM 5.  Other Information
         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K
          (a)     Exhibits
                  Exhibit 27 Financial Data Schedule

          (b)     Reports on Form 8-K
                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 14TH DAY OF JUNE, 1996.

                                       DATA PROCESSING RESOURCES CORPORATION

                                       By: /s/ MICHAEL A. PIRAINO
                                          --------------------------------------
                                       Michael A. Piraino, Senior Vice President
                                       and Chief Financial Officer