Form 10-K
period 1996-07-31
DATA PROCESSING RESOURCES CORP
filed 1996-10-29
CIK 1005700

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE YEAR ENDED JULY 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-27612

                     DATA PROCESSING RESOURCES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    95-3931443
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
     4400 MACARTHUR BOULEVARD, SUITE 610
          NEWPORT BEACH, CALIFORNIA                               92660
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       Registrant's telephone number, including area code:  714-553-1102

       Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of Common Stock of the Registrant held by non-affiliates of the Registrant on October 23, 1996, based on the closing price of the Common Stock on the Nasdaq National Market on such date, was $55,831,179. The number of shares of the Registrant's Common Stock outstanding at October 23, 1996, was 7,492,321 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held December 17, 1996 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     DATA PROCESSING RESOURCES CORPORATION

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED JULY 31, 1996

                                     INDEX

                                                                                          PAGE
                                                                                          ----
                                             PART

Item 1.     Business....................................................................     1
Item 2.     Properties..................................................................    11
Item 3.     Legal Proceedings...........................................................    11
Item 4.     Submission of Matters to a Vote of Security Holders.........................    11


                                           PART II

Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters.......    12
Item 6.     Selected Financial Data.....................................................    12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................    14
Item 8.     Financial Statements and Supplementary Data.................................    19
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..................................................................    19


                                           PART III

Item 10.    Directors and Executive Officers of the Registrant..........................    19
Item 11.    Executive Compensation......................................................    19
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............    19
Item 13.    Certain Relationships and Related Transactions..............................    19


                                           PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    19
Signatures..............................................................................    21

                                     PART I

ITEM 1. BUSINESS

GENERAL

     DPRC is a provider of information technology specialty staffing services to a diverse group of corporate clients. By drawing from its carefully screened database of more than 24,000 highly qualified technical consultants (which includes both hourly and full time salaried consultants), the Company is able to offer integrated staffing solutions to meet its clients' enterprise-wide systems applications development needs. The Company's technical consultants have expertise on multiple hardware platforms utilizing a wide variety of software applications and can provide services covering all aspects of the systems applications development life cycle, including planning, design, building and programming, implementation, maintenance and ongoing management. For the nine months ended September 30 1996, the Company placed approximately 1,000 consultants on projects for approximately 210 clients. The Company currently serves its clients through eight offices located in Newport Beach, Woodland Hills and San Francisco, California; Denver, Colorado; Seattle, Washington; Omaha, Nebraska; Kansas City, Kansas; and its recently opened Des Moines, Iowa office.

INDUSTRY OVERVIEW

     In recent years, businesses have become increasingly dependent on the use of computer information technology to manage operations more efficiently and remain competitive. Important internal functions, ranging from financial reporting to production and inventory management, have become automated through the use of application software. In addition, as information systems have become less expensive, more powerful and easier to use, the number and level of employees who use and depend upon these systems has significantly increased.

     Due to the rapid development of computer information technology, many companies' computer systems incorporate a variety of hardware and software components which may span a number of technology generations. For example, a company may operate concurrently on mainframe, midrange and client/server hardware platforms running a variety of operating systems and relational databases. Systems applications development has become much more important in this environment as information technology departments strive to integrate a company's information processing capabilities into a single system while providing for ever-changing functionality. In addition, in order to facilitate communications within organizations, there is a greater need for information technology personnel with specific expertise in the rapidly evolving local and wide area networking and communications technologies.

     The substantial increase in the use of sophisticated information technologies has occurred at the same time as economic factors have led to reductions in corporate workforces and a return by businesses to a focus on their core competencies. Faced with the challenge of implementing and operating more complex information systems without enlarging their corporate staffs, businesses are increasingly using technical supplemental staffing companies to augment their information technology operations. Utilizing outside information technology consultants: (i) allows a company's management to focus on core business operations; (ii) affords greater staffing flexibility in information technology departments; (iii) increases the ability to adapt to and keep pace with rapidly changing and increasingly complex technologies; (iv) provides access to specialized technical skills on a project-by-project basis; (v) better matches staffing levels to current needs, converting fixed labor costs into variable costs; and (vi) reduces the cost of recruiting, training and terminating employees as evolving technologies require new programming skill sets.

     A significant change has also occurred in recent years within the population of information services professionals. Technical professionals increasingly are choosing to operate as independent consultants, motivated by a desire for more flexible work schedules and an opportunity to work with emerging and challenging technologies in a variety of industries and work environments. In addition, such consultants generally are able to maintain compensation levels comparable to or higher than that of similarly skilled, full-time employees.

     These factors have caused information technology services to be one of the fastest growing segments of the supplemental staffing industry. According to Staffing Industry Report, revenues from technical/computer temporary staffing are estimated to have grown from $5.7 billion in 1993 to $9.2 billion in 1995, representing a compound annual growth rate of approximately 25.0%. There can be no assurance, however, that such growth will continue. The information technology staffing services industry is also highly fragmented, with a large number of small businesses, many of which operate in a single geographic market. This fragmentation, combined with changing client demands and competitive pressures, has resulted in a recent trend towards industry consolidation. Faced with a desire to minimize the number of their vendors, clients have begun to demand the services of large staffing companies capable of covering a broad geographic area and offering a full range of information technology services. This has been particularly important in fulfilling the needs of large regional and national accounts. Within this more competitive environment, smaller companies are having difficulties competing due to limited service offerings, geographic concentration and the lack of sufficient working capital and management resources. As a result, smaller staffing companies are becoming increasingly receptive to acquisition proposals by larger firms. Consolidation is occurring rapidly in the information technology services industry.

BUSINESS STRATEGY

     DPRC is dedicated to providing integrated staffing solutions to meet its clients' systems applications development needs. The Company's business strategy encompasses the following key elements, which management believes are necessary to ensure high quality standards and to achieve consistently strong financial performance:

     Emphasize a Relationship-Oriented Approach. The Company's goal is to have its clients view DPRC as an extension of their own internal information systems operations and as a long-term partner to fulfill their information technology staffing requirements. As a result, the Company emphasizes a relationship-oriented approach to business, rather than the transaction- or assignment-oriented approach used by many of its competitors. This emphasis begins with the Company's Chief Executive Officer who spends the majority of her time meeting with key clients, working with the Company's account managers and communicating with the Company's technical consultants. To develop close client relationships, the Company's regional managers and account managers regularly meet with both existing and prospective clients to help design solutions for and identify the resources needed to execute their clients' information technology strategies. The Company's account managers also maintain close communications with their clients during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach results in greater client satisfaction and reduced business development expense.

     Provide Comprehensive Solutions. The Company offers responsive, timely and comprehensive technical staffing solutions for all aspects of the systems applications development life cycle. The Company believes that this ability to provide staffing for the full range of such services provides an important competitive advantage. By drawing on its database of more than 24,000 highly qualified technical consultants, the Company provides a wide range of services, including planning, design, building and programming, implementation, maintenance and ongoing management. The Company also works to ensure that its consultants have the technical expertise and skills needed to keep pace with rapidly evolving information technologies. As an example of this effort, the Company has co-sponsored a training program with one of its clients to train both the client's employees and the Company's technical consultants in the implementation of and support for a sophisticated new software application program.

     Attract and Retain Qualified Technical Consultants. A key element of the Company's success is its ability to attract and retain qualified hourly and salaried technical consultants. Management believes that it has been successful in doing so by: (i) offering its technical consultants competitive wages and ensuring that they are paid accurately and on time; (ii) consistently providing high quality assignments; (iii) providing its technical consultants an opportunity to purchase a comprehensive employee benefits package; and

(iv) effectively and consistently communicating with its technical consultants. In addition, because many of the Company's clients are leaders in adopting emerging technologies, the Company can often offer its technical consultants the opportunity to work on challenging projects using state-of-the-art technologies, which management believes is a significant advantage in attracting and retaining highly skilled technical consultants. Unlike many of its competitors which advertise in newspapers and other periodicals and on computer bulletin boards, the Company attracts new consultants in its established markets primarily through referrals from other consultants. Management believes that this reflects a high level of satisfaction of its technical consultants and results in a turnover rate for technical consultants that is lower than that of its competitors, thus permitting the Company to have lower recruiting and related administrative costs than its competitors.

     Focus on Margins. The Company constantly seeks opportunities to enhance its profit margins by both offering services for which higher margins can be obtained and reducing costs. For example, in recent years the Company has begun to provide value-added technology practices, such as networking and communications, internetworking, Year 2000 and help desk support, which generally provide higher gross margins than traditional services. DPRC has also performed some limited offsite applications development and testing applications and systems. Although the limited offsite development was successful, the Company anticipates that such projects will not be aggressively pursued in the future, but instead, its strategy will focus on the higher margin value-added technology practices. In addition, the Company has identified, targeted and expanded to geographic markets which provide relatively greater profitability than the highly competitive California market and the Company will continue to identify and target similar markets. Finally, the Company focuses on enhancing operating efficiencies and recently made a substantial investment in upgrading its automated support systems in order to improve the efficiency of its accounting, recruiting and marketing operations.

     Maintain Service-Oriented Corporate Culture. The Company believes that its service-oriented corporate culture has played an integral part in its success. Consequently, maintaining this culture is of the highest priority to management. Central to the Company's philosophy is the recognition that its success is dependent on providing the highest levels of service to both its clients and its technical consultants. This approach begins with the selective recruitment of corporate level personnel who exhibit a high degree of integrity and enthusiasm and who embrace the Company's commitment to service. This deeply ingrained culture filters down to the Company's technical consultants through a rigorous screening and recruiting process. The Company's controlled expansion program is designed to enable it to replicate this culture and preserve the quality of its service in its new markets.

GROWTH STRATEGY

     DPRC's growth strategy is to expand the geographic scope of the Company's business, to broaden and diversify its client base in its existing markets and to expand the scope of the services it provides to its clients. Through this growth strategy, the Company seeks to emerge as a leading specialty staffing company in the United States in the systems applications development, networking and communications, and help desk support niches of the technical staffing industry.

     Geographic Expansion. In 1993, the Company began a geographic expansion program in California by opening offices in San Francisco and Woodland Hills. In late 1995, the Company continued to expand and opened its Denver office to serve the Rocky Mountain region and in June 1996 opened its Pacific Northwest office in Seattle. Also in 1996, the Company acquired the two branch facilities of the Applications Design and Development division of ADD Consulting, Inc. ("ADD"). See "Acquisitions". The Company intends to continue to expand throughout the United States. The Company believes that this expansion will enhance its ability to market its services to regional and national clients, many of which are seeking to work with a limited number of vendors capable of servicing multiple locations. New geographic markets also may be less competitive and may present greater opportunities for higher margins than the Company's core markets in California. In addition, the Company believes that, through geographic expansion, it will be better able to establish valuable strategic partnerships with national accounting and consulting firms and large outsourcing vendors.

     The Company believes that it can best expand the geographic scope of its business through a series of branch offices clustered in networks around regional hub offices. Strong hub offices will enable the Company to control its growth, oversee regional operations without significant additional overhead in each office, centralize administrative functions and ensure that each office preserves the Company's service-oriented culture. The Company has selected Newport Beach, Denver and Seattle to serve as its regional hubs serving the California, Rocky Mountain and Pacific Northwest regions, respectively, and future expansion into Dallas and Minneapolis is likely to serve as regional hubs for the Texas and Midwest regions, respectively. The Company believes that these strategically located cities will enable it to expand its presence quickly and efficiently in the Western United States. The Newport Beach office, which currently serves as the Company's headquarters, is the hub for the Company's branches in Woodland Hills and San Francisco, the Denver hub office which opened in November 1995 serves the Rocky Mountain region, the Seattle hub office which opened in June 1996 serves the Pacific Northwest region and the Omaha hub office which opened in July 1996 serves the ADD division.

     In order to maintain quality control and ensure that the Company's relationship-oriented approach to client service is adopted by all new offices, the Company has developed and intends to continue to develop most of its new hub offices internally, rather than by acquisition. In selecting its hub offices, the Company seeks cities with strong and growing economies, large populations of skilled technical professionals and heavy concentrations of corporations with sophisticated information technology needs. Once the hub office has demonstrated its ability to meet the Company's quality standards, branch offices are expected to be added around the hub either through acquisitions or by internal development. Branches typically will be in smaller cities which have significant numbers of middle market companies, healthy economies and potentially less competitive environments. Although the Company is still in the preliminary stages of analyzing potential branch office locations, the Company believes that cities such as Sacramento, San Jose and San Diego would be candidates for additional branch locations in California; Colorado Springs, Phoenix and Salt Lake City would be candidates for branch locations in the Rocky Mountain region; Portland, Boise and Spokane would be candidates for branch locations in the Pacific Northwest; St. Louis and Minneapolis would be candidates for branch locations in the Midwest; and Dallas, San Antonio, Houston, and Austin would be candidates for branch locations in Texas.

     As part of its growth strategy, the Company is seeking acquisitions which will serve as suitable hub or branch offices. Management believes that there are significant acquisition opportunities within its targeted geographic regions. In evaluating potential acquisition candidates for new branch offices, the Company will pursue profitable information technology staffing companies with proven management teams, core groups of highly qualified technical consultants, reputations for quality, established client bases, cultural fit and strong historical growth rates and financial results. The Company believes that it will be an attractive acquirer of other technology services staffing companies due to: (i) the benefits it offers as a strong regional company; (ii) the potential for certain economies of scale and operating efficiencies; (iii) the Company's financial strength and visibility as a public company; and (iv) the Company's decentralized management strategy.

     Clients and Services in Existing Markets. In addition to expanding the geographic scope of its business, the Company is constantly seeking to add new clients in the geographic markets it currently serves and to increase the range of services it provides to its existing clients. The addition of new clients in current markets enables the Company to utilize more profitably its existing administrative and corporate infrastructure. New clients, particularly in new industries, also permit the Company to diversify its client base and thus reduce its exposure to fluctuations in industry business cycles. For example, the Company's client base, which includes clients in both existing and new locations, increased from approximately 60 clients in fiscal 1992 to approximately 80 clients in fiscal 1993, approximately 110 clients in fiscal 1994, approximately 150 clients in fiscal 1995 and approximately 210 in fiscal 1996. The Company believes that the rapid adoption of client/server, networking and communication and other emerging technologies by middle-market companies creates a significant opportunity for the Company to expand into client/server, networking and communications, which often provide higher gross margins.

     In recent years, the Company has broadened the range of services it provides. Historically, the Company's technical consultants worked almost exclusively in the mainframe and midrange computer environments. In response to changing technologies, the Company expanded its database to include technical consultants capable of providing a broad range of additional services, such as networking and communications, internetworking, help desk support, documentation and training services and services for the client/server environment.

     The Company also believes that there are significant growth opportunities in pursuing strategic relationships with non-competing professional services organizations, particularly national accounting and consulting firms and vendors of related services, such as hardware outsourcing vendors and value-added resellers. The value-added technology practices, in addition to applications development services, are well suited to offerings that will be attractive to national accounting and consulting firms and vendors of related services. Although it has not historically had such strategic relationships, the Company is currently serving as a partner, through subcontractor relationships, with several large outsourcing and staffing companies, and national accounting and consulting firms and is exploring several other such opportunities.

ACQUISITIONS

     As part of its growth strategy, the Company has developed extensive criteria to assist in the evaluation of potential acquisition candidates. The Company evaluates a number of factors, including: cultural fit of the acquisition candidate, the continuity of an experienced and successful management team, strong financial performance, loyal and diverse customer base and a quality consultant base. The Company continually reviews potential acquisitions and is currently in the preliminary stages of investigating several acquisition candidates.

     On July 1, 1996, the Company acquired two branch facilities and substantially all of the related assets of the Applications Design and Development division of ADD Consulting, Inc., an Omaha-based corporation. The acquisition was achieved pursuant to an Agreement of Purchase and Sale of Assets dated July 1, 1996 ("Asset Purchase Agreement"), by and among DPRC, ADD and the controlling shareholder of ADD, Gerald R. Ladd ("LADD").

     Under the terms of the Asset Purchase Agreement, the purchase price was $12,850,000, consisting of $8,785,000 in cash, 152,121 shares of restricted DPRC common stock, valued at $3,765,000 and a deferred payment of $300,000. Under the Asset Purchase Agreement, ADD has certain registration rights with respect to the 152,121 shares of DPRC common stock it received in the acquisition. ADD and LADD have each entered into a covenant not-to-compete with DPRC in the geographic areas in which ADD's business was conducted.

     DPRC used a portion of the proceeds obtained from its initial public offering (the "Offering") of securities to pay the cash portion of the purchase price. The Company has developed a plan for the integration of acquisitions into existing operations. The Company believes to date that the integration of ADD has successfully proceeded according to the plan.

     The Company continually reviews potential acquisitions and is currently in the preliminary stages of investigating several acquisition candidates; however, the Company has not entered into any understanding, commitment or agreement with respect to any potential material acquisition which could be considered probable of closing.

INFORMATION TECHNOLOGY SERVICES

     The information services organization of a typical Fortune 500 company is divided into three general functions:

          Mission-Critical Applications Development. Mission-critical applications development involves creating or enhancing a client's information and automation systems. Applications development projects may involve automating or enhancing warehouse operations, distribution systems, quality assurance controls, materials management, sales order processing, human resource and benefits administration, and accounting and control systems.

          Networking and Communications. Networking and communications involves developing connectivity solutions by configuring, installing and linking servers, minicomputer and mainframe systems, workstations and personal computers into complete, flexible networks. Networking and communications involves systems administration and help desk support.

          Help Desk Support. Help desk support involves software support, remote diagnostics, dispatch control and technical updates.

          Data Center Operations. Data center operations involve the input, processing and maintenance of large volumes of time-sensitive data such as payroll, billing and purchase orders to be subsequently distributed over a network management system to various end-users within the corporate enterprise.

     The Company focuses primarily on providing applications development, networking and communications and help desk support for its clients' information systems organizations. Historically, applications development projects have provided substantially all of the Company's revenues. Management believes, however, networking and communications and help desk support will generate an increasingly larger percentage of the Company's revenues. The Company offers fully integrated services which support the entire systems applications development life cycle, from planning and design through building and implementation to maintenance and support.

     In the course of a client's systems applications development project, the Company's technical consultants may: prepare project plans; assist users in defining high level functional specifications; perform systems analysis and detailed design; select and configure hardware; create custom application programs; develop migration plans to move to a new operating platform or system; install and test the system; obtain user acceptance; draft user documentation; train the client's employees to use the system; and support, maintain and fine-tune the system on an ongoing basis. To offer such services, DPRC's technical consultants are experienced in the full range of hardware platforms including mainframe, minicomputer, midrange computer and client/server environments. In addition, the Company's technical consultants support a wide variety of operating systems, programming languages, software tools, database management applications and data security packages. Client systems applications development projects tend to be long-term in nature, typically lasting nine to twelve months. The Company may perform services ranging from specific, minor tasks of short duration to large, complex and integrated assignments which require a number of consultants to be on assignment for several years.

     In response to changing client needs, the Company has recently been offering services in networking and communications and help desk support. The Company's networking and communications consultants are responsible for network design, installation and performance enhancements. These assignments are typically of shorter duration than applications development assignments, generally lasting three to six months. Although billing rates for these projects are generally lower than overall Company averages, they tend to provide the Company with higher gross margins. Currently, networking and communications and help desk support constitute the fastest growing segment of the Company's business.

     During the fiscal year the Company evaluated the feasibility of performing client applications development and testing offsite from client facilities. The Company entered into multi-phase contracts with two carefully selected clients. Whereas the Company's traditional services are billed on a time and materials basis, outsourced software development services are generally provided under a fixed-price arrangement in which the Company assumes overall responsibility for project management and delivering a finished software application. Both of the offsite projects were completed during the year. Although the Company may perform selected contracts as a result of customer requests on this basis in the future, the Company does not expect this type of assignment to become a material component of its business.

THE DPRC OPERATING AND SALES APPROACH

     General. The Company's overall operating approach is designed to ensure the highest levels of client, employee and technical consultant satisfaction. From its headquarters in Newport Beach, California, the Company provides its branch offices with centralized administrative, marketing, finance, training and legal support. To achieve operating efficiencies and facilitate the coordination between the Company's headquarters and branch offices, the Company recently purchased an integrated management information system with on-line access to information on existing and prospective clients, technical consultants and the status of ongoing assignments.

     Management recognizes that in order to motivate its employees, to ensure that clients receive quick, responsive service and to adapt to local market conditions, the Company must have strong regional management and operate each branch office as an autonomous profit center. Local branch managers, who have a valuable understanding of their respective markets and existing client relationships, are empowered to make most of the day-to-day operating decisions at each location and are accountable for the profitability and growth of their office. The Company believes that its hub strategy will enable it to retain its service-oriented corporate culture while operating under a decentralized, entrepreneurial management structure.

     The Company emphasizes a team-oriented approach in order to provide high quality customized solutions to meet its clients' information services needs. The central role in this team-oriented approach is played by the Company's account managers and resource managers, who work together to ensure a successful relationship between the client and DPRC's technical consultants. Once the account managers fully understand the client's information technology needs, they work with the resource managers to select the best consultants to fulfill these needs. Through formal weekly meetings and more frequent informal meetings, account managers and resource managers share information on active and prospective projects and clients, review the availability of technical consultants and discuss general market conditions. Such forums enable both account and resource managers to remain informed and knowledgeable on the latest technologies and to identify business development opportunities as they emerge.

     Account Managers. The Company's sales effort is led by account managers whose goal is to become the client's partner in evaluating and meeting the client's information technology needs. The account manager's primary responsibilities include: building and nurturing client relationships; understanding and identifying clients' information technology services needs; working closely with resource managers to staff assignments appropriately; setting billing rates for each assignment within corporate guidelines; and monitoring ongoing assignments. Each account manager is responsible for between four and fourteen active corporate accounts, some of which may involve several projects with multiple operating units of a particular corporation. The account manager cultivates and maintains relationships with not only the client's chief information officer or chief financial officer but also numerous department and project managers within the client's organization.

     The account manager has ultimate responsibility for staffing an assignment on a timely basis. Upon receiving a new assignment, the account manager writes up a proposal with assignment specifications and distributes the proposal to a resource manager who is responsible for and has relationships with the technical consultants who have the expertise required for the assignment. The account manager reviews the recommended candidates, submits the resumes of qualified technical consultants to the client and schedules client interviews of the candidates. Typically, an assignment is staffed within five working days. For certain clients with whom the Company has strong, long-term relationships, account managers are given sole responsibility for staffing assignments with little or no client involvement in the decision. Throughout the life of a project, the account manager monitors the Company's relationship with the client and the technical consultants to ensure that both constituencies are satisfied with the success of the assignment.

     In addition to servicing existing clients, account managers spend a significant amount of time developing new client relationships. The cultivation of a new client relationship generally requires three to six months. New relationships are primarily generated through referrals and cold calling. Account managers also attend trade shows and are active in local community events.

     As of July 31, 1996, the Company employed a total of twelve account managers. Upon opening a new hub or branch, the Company will initially staff the office with one account manager and will add new account managers as the office grows. Account managers are compensated primarily on a commission basis, based on a variety of commission programs, including hours billed by the technical consultants they have staffed, the Company's gross margin on those billings and on a percentage of revenue billed.

     Resource Managers. Resource managers are responsible for: recruiting and assessing the Company's technical consultants; establishing long-term relationships with the technical consultants and understanding their capabilities, requirements and constraints; maintaining and updating the Company's database; monitoring the consultants' preferences and availability; and working with the account manager to staff assignments appropriately.

     Resource managers utilize a variety of methods to recruit technical consultants. In markets such as Southern California where the Company has an established presence, the resource manager obtains a majority of qualified candidates through referrals from clients and other consultants. In less established markets, the majority of new candidates are persons who have responded to advertisements in local newspapers or furnished the Company a resume via the Internet. Resource managers also recruit technical consultants by attending meetings of local technology-specific user groups and trade shows, making cold calls and advertising in the yellow pages.

     Once a resume is received, a resource manager conducts a telephonic interview from which a qualification cover sheet is drafted. This sheet summarizes general candidate information including industry expertise, travel distance limitations, rates desired and general skill set data. The resource manager uses the telephone interview to prescreen candidates to ensure that the candidate is an experienced consultant. The Company does not generally place entry-level consultants. The follow-up interview, which is conducted in person at the Company's offices with a minimum of two resource managers, enables the Company to assess technical and interpersonal skills, work ethic and overall character. On average, a resource manager reviews approximately 50 resumes a week and conducts 25 to 30 personal interviews. In addition to the interview, a minimum of three references are obtained for each candidate interviewed and additional background checks may be conducted. In some cases, the candidate is also given a technical exam by one of several specialists retained by the Company to assess more accurately the candidate's technical qualifications. If the candidate meets the Company's standards, the candidate's profile is finalized and entered into the Company's database as an available technical consultant.

     In order to respond quickly to staffing needs, a resource manager must understand the qualifications and skills of the technical consultants in the database. The resource manager is in regular communication with the technical consultants, particularly those on the Company's "availability roster." When approached by an account manager with a staffing need, the resource manager reviews the database to identify the best technical consultants for the position as quickly as possible. Unlike some of its competitors who recommend a large number of candidates, some of whom may be inappropriate, the Company generally recommends only two or three carefully selected candidates for each available position. Management believes that its clients value the selective screening role played by the Company.

     As of July 31, 1996, the Company had thirteen full-time and one part-time resource managers. Resource managers receive a base salary and commissions based on the number of consultants that they have placed. To ensure communication among the resource managers and cooperation on the staffing of assignments, in most cases, commissions are pooled and divided equally among the resource managers.

     Branch Managers. Under the Company's decentralized management structure, the Company's branch managers are given significant autonomy to make most day-to-day operating decisions. Branch managers are responsible for: overall guidance and supervision of the office; budgeting and forecasting for the office; strategy with regard to market and account penetration; the hiring and training of office staff; and promoting the DPRC culture within the branch office.

     While a branch manager is responsible for most of the administrative functions of running an office, the majority of a branch manager's time is typically spent on sales and marketing. Branch managers typically initiate the calling effort on new clients and work with the account managers to develop and maintain client relationships. In addition, branch managers assist the resource managers in interviewing and evaluating technical consultant candidates. As the Company grows, each of the branch managers will report to a regional general manager who will be responsible for oversight and strategic planning for one of the Company's geographic regions. Within each hub, the regional general manager will develop marketing strategies, identify acquisition prospects, promote strategic partnering relationships and provide overall operational guidance and mentoring to the branch managers.

     The Company currently has eight branch managers. To ensure that its branch managers' goals are aligned with those of the Company, each branch manager's compensation includes a combination of salary, commissions, bonuses based on branch profitability and stock options.

     Regional Managers. Under the Company's decentralized management structure, the Company's regional managers are given significant autonomy to make most day-to-day operating decisions over the hub or regions. Regional managers are responsible for: overall guidance and supervision of the region; budgeting and forecasting for the region; strategy with regard to market and account penetration; the hiring and training of branch managers; and promoting the DPRC culture within the region.

     As of July 31, 1996, the Company had two regional managers including the President of the ADD division of DPRC and Vice President of Consulting Services of the ADD division who are responsible for the regional administration of the ADD division of DPRC.

     Technical Consultants. Management believes that one of the primary factors in the Company's success has been its ability to attract and retain qualified hourly and salaried technical consultants. The Company's technical consultants are primarily senior computer programmers and systems analysts who have experience in a wide range of operating systems, programming languages, database management systems and data security systems. Given the sophisticated nature of most client assignments, the Company's policy is to utilize consultants with substantial employment experience rather than entry-level or college graduate-level consultants. For the nine months ended September 30, 1996, the Company placed approximately 1,000 technical consultants with approximately 210 different clients. During the final week of fiscal 1996, approximately 750 consultants were on assignment at any one time. Substantially all of the Company's revenues are derived from time billed by its technical consultants while on assignments with clients. Hourly and salaried wage rates for the services of consultants are dependent on the consultant's level of skill and experience as well as local market conditions. The Company recently began hiring more full time salaried consultants in certain branches where the local market conditions favor the hiring of full time consultants over hourly consultants. Full time consultants receive a broader range of company-paid benefits than hourly consultants.

     The Company believes that it has been able to attract and retain qualified hourly and salaried technical consultants by: (i) offering its technical consultants competitive wages and ensuring that they are paid accurately and on time; (ii) consistently providing high quality assignments; (iii) providing its technical consultants an opportunity to purchase a comprehensive employee benefits package; and (iv) effectively and consistently communicating with its technical consultants. In addition, because many of the Company's clients are leaders in adopting emerging technologies, the Company can often offer its technical consultants the opportunity to work on challenging, state-of-the-art projects, which management believes is a significant advantage in attracting and retaining highly skilled technical consultants. Management believes that, as a result of the satisfaction among DPRC's technical consultants, the Company experiences a lower turnover rate than many of its competitors, resulting in lower recruiting and related administrative costs. Although the Company's clients from time to time hire DPRC's technical consultants as employees, this does not occur frequently. The Company believes that this is in part due to the technical consultants' preference to work as independent consultants on a variety of assignments rather than as full-time employees for a single employer. In the event a client hires one of the Company's technical consultants as an employee, DPRC generally receives a one-time placement fee equal to a percentage of the employee's annual salary.

CLIENTS

     The Company focuses its sales, service and support efforts primarily on Fortune 500 and other large and mid-sized companies in various industries with sophisticated information technology needs. Although the Company does not have exclusive arrangements with any clients, it enjoys service arrangements with a number of companies which qualify DPRC as an approved vendor as a prerequisite for conducting business with these companies.

     During fiscal 1996, the Company served approximately 210 clients. The Company's ten largest clients in fiscal 1996 accounted for 60.3% of the Company's revenues, with Nissan Motor Corporation accounting for 10.2% of total revenues. On a pro forma basis, had the acquisition of ADD occurred as of the beginning of the fiscal year, the Company's ten largest customers would have represented 49.5% of total pro forma revenues in fiscal 1996. Certain of these clients, however, have several separate assignments ongoing at any one time which are administered by separate divisions or subsidiaries. Technical services are provided to all clients under contractual arrangements of varying lengths, which are subject to extension, negotiation or cancellation at any time. Such contracts may include a confidentiality agreement. In addition, all technical hourly and salaried consultants are required to sign confidentiality agreements with the Company. A typical engagement lasts from nine to twelve months.

     The following table sets forth a list of select clients in four industry groups for which the Company provided services in fiscal 1996:

    AUTOMOBILE MANUFACTURERS                                 ENTERTAINMENT & LEISURE
    American Honda Motor Company                             MCA, Inc.
    Nissan Motor Corporation USA                             Princess Cruise Lines
    Mazda Motor of America                                   The Walt Disney Company
    Mitsubishi Motor Sales of America                        Capital Records
    FINANCIAL SERVICES                                       HEALTHCARE
    The Capital Group                                        Apria Healthcare Group
    Coldwell Banker                                          FHP International Corporation
    Home Savings of America                                  Health Net
    Wells Fargo Bank                                         Pacificare

     The Company believes the primary factors in attracting and retaining clients are the ability to develop a strategic partnering relationship, understand the specific requirements of a given project, provide qualified technical consultants in a timely manner and provide quality services at competitive prices. The Company constantly monitors the quality of the services provided by its technical consultants and relies on feedback from its clients as to their satisfaction with the services provided.

COMPETITION

     The specialty staffing industry is highly competitive. The Company competes for both clients and qualified technical consultants with a variety of companies, including other specialty staffing companies, national and regional accounting and management consulting firms and independent contractors. Some examples of these are CIBER, the Registry, Cotelligent Group and Analysts International. Recently, several traditional staffing companies, including AccuStaff Incorporated, COREStaff, Interim Services, Inc., and The Olsten Corporation, which have historically emphasized the placement of clerical and other less highly skilled personnel on short-term assignments, have begun to provide services competitive with those provided by the Company. The Company also competes for technical consultants with the information technology staffs of its clients and potential clients. In addition, as part of the Company's growth strategy the Company will compete for suitable acquisition candidates. Increased competition for such acquisition candidates could have the effect of increasing the price for acquisitions or reducing the number of suitable candidates available for acquisition.

     Several of the Company's competitors are substantially larger than the Company and have greater financial and other resources. Several of such competitors have also been in business much longer than the Company and have significantly greater name recognition throughout the United States, including the geographic areas in which the Company operates and into which it intends to expand. In addition, such companies are able to meet a broader range of a client's temporary personnel needs and serve a broader geographic range than the Company, which permits such companies to better serve national accounts.

     The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide comprehensive staffing solutions for all aspects of a client's information technology needs, an understanding of the client's specific job requirements, the ability to provide carefully screened technical consultants with the appropriate skills in a timely manner and price. The primary competitive factors in attracting and retaining qualified candidates for technical consultant positions are the ability to offer competitive wages, pay such wages in a consistent and timely manner and provide a consistent flow of high quality and varied assignments. While the Company believes that it can compete favorably with its existing and future competitors, there can be no assurance that the Company will be successful in doing so.

EMPLOYEES

     As of July 31, 1996, approximately 750 technical consultants (approximately 560 hourly and 190 salaried) were working on full-time assignments for the Company's clients. The Company's corporate and branch staffs consist of 64 full-time employees and three part-time employees. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be good.

     Approximately 90.9% of the technical consultants placed by the Company during 1996 were treated as employees of the Company for federal and state tax purposes. For such employees, the Company pays Social Security Taxes (FICA), federal and state unemployment taxes, workers' compensation insurance premiums, certain employees benefits and other employee costs. The remainder of the technical consultants were treated as independent contractors for federal and state tax purposes. The Company believes that these consultants meet the requirements for such treatment under applicable law.

ITEM 2.  PROPERTIES

     The Company's leased offices are described in the following table:

                                                              APPROXIMATE       DATE LEASE
    LOCATION DESCRIPTION                                      SQUARE FEET         EXPIRES
    --------------------                                      -----------     ---------------
    Newport Beach Executive and Branch Offices..............     10,000          January 2000
    Woodland Hills Branch Office............................      1,400          January 1998
    San Francisco Branch Office.............................      2,200            March 1997
    Denver Branch Office....................................      1,500            March 2001
    Seattle Branch Office...................................      1,800           August 1999
    Omaha Branch Office.....................................      3,000          January 1997
    Kansas City Branch Office...............................      1,400           August 1997
                                                                 ------
                                                                 21,300
                                                                 ======

ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS

     The Company is involved in legal proceedings from time to time in the ordinary course of its business. As of the date of the filing of this Form 10-K, there are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the NASDAQ National Market. The Company commenced its Offering on March 5, 1996, at a price per share of $14.00. The Common Stock is traded on the NASDAQ National Market under the symbol "DPRC".

                                                                       HIGH     LOW
                                                                       ----     ----
        FISCAL YEAR 1996
          Third Quarter (from March 6, 1996).........................  $28 1/4  $18 3/8
          Fourth Quarter.............................................  $29 1/2  $16

As of September 30, 1996, there were approximately 39 holders of record of the Company's Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earrings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividend and other factors that the Company's Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected historical financial data set forth below as of and for the fiscal years ended July 31, 1996, 1995, 1994, 1993 and 1992 have been derived from the audited financial statements of the Company. The selected pro forma financial data set forth below are for informational purposes only and may not necessarily be indicative of results of operations of the Company as they may be in the future. The following information should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this 10-K.

                                                             FISCAL YEAR ENDED JULY 31,
                                                   -----------------------------------------------
                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
STATEMENT OF INCOME DATA:
  Revenues.......................................  $58,145   $49,558   $34,165   $23,163   $20,621
  Cost of Professional Services..................   45,918    40,082    28,047    19,397    17,927
                                                   -------   -------   -------   -------   -------
  Gross Margin...................................   12,227     9,476     6,118     3,766     2,694
  Selling, General and Administrative Expenses...    6,719     5,769     5,581     3,648     2,530
                                                   -------   -------   -------   -------   -------
  Operating Income...............................    5,508     3,707       537       118       164
  Interest Expense...............................     (541)     (764)     (401)     (113)     (128)
  Interest Income................................      379        --        --        --        --
                                                   -------   -------   -------   -------   -------
  Income Before Provision for Income Taxes.......    5,346     2,943       136         5        36
  Provision for Income Taxes.....................    2,096     1,205        56         4        11
                                                   -------   -------   -------   -------   -------
  Net Income.....................................  $ 3,250   $ 1,738   $    80   $     1   $    25
                                                   =======   =======   =======   =======   =======
  Net Income Per Share...........................  $  0.54
                                                   =======
  Weighted Average Common and Common Equivalent
     Shares......................................    6,039
                                                   =======
PRO FORMA STATEMENT OF INCOME DATA(1):
  Operating Income...............................  $ 5,508   $ 4,178
                                                   =======   =======
  Net Income.....................................  $ 3,336   $ 2,015
                                                   =======   =======
  Net Income Per Share...........................  $  0.55   $  0.41
                                                   =======   =======
  Shares Used in Computation(2)..................    6,039     4,926
                                                   =======   =======

                                                                      JULY 31,
                                                   -----------------------------------------------
                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
BALANCE SHEET DATA:
  Working Capital................................  $26,901   $ 1,833   $   267   $   817   $   664
  Total Assets...................................   44,029     7,623     5,638     3,487     2,851
  Total Long-term Debt, Including Current
     Portion(3)..................................       --     4,305     6,185       750       600
  Series A Convertible Preferred Stock(4)........       --     1,485        --        --        --
  Shareholders' Equity (Deficit)(4)(5)...........   40,036    (2,878)   (4,524)      217       216

---------------
(1) The Pro Forma Statement of Income Data eliminates that portion of the founder compensation for each period which exceeded the $450,000 maximum annual amount that Ms. Weaver, currently the Company's Chairman and Chief Executive Officer, can receive under her present agreement with the Company and the write-off of $86,000 in fiscal 1996 of the deferred financing fees (net of tax in the net income calculation).

(2) In fiscal 1995 and the portion of fiscal 1996 through the date of the Offering, gives effect to: (i) the conversion of the outstanding shares of Series A Convertible Preferred Stock immediately prior to the consummation of the Offering; and (ii) the assumed exercise of all outstanding stock options using the treasury method pursuant to Staff Accounting Bulletin 4(D).

(3) Does not include working capital borrowings under the Company's revolving credit facility, which were $836,000, $2,370,000, $1,735,000 and $1,370,000 as of July 31, 1995, 1994, 1993 and 1992, respectively.

(4) The outstanding shares of Series A Convertible Preferred Stock were subject to mandatory redemption by the Company at any time after March 2005 upon the request of the holders of a majority of such shares then outstanding. Consequently, such shares were not included in actual shareholders' equity (deficit) as of July 31, 1995. Such shares automatically converted into 592,000 shares of Common Stock immediately prior to the consummation of the Offering.

(5) The Company recorded a charge to retained earnings of approximately $4.8 million in February 1994 in connection with the redemption of all shares of Common Stock not owned by Ms. Weaver.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the historical information contained herein, the following discussion in this Form 10-K includes forward-looking statements which involve risk and uncertainties, including, but not limited to, risks inherent in the Company's growth strategy, acquisition risks, dependence on certain clients, dependence on availability of qualified technical consultants and other factors discussed in this Form 10-K and in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

     The Company is a provider of information technology specialty staffing services to a diverse group of corporate clients. The Company has offices in Newport Beach (also its corporate headquarters), Woodland Hills, San Francisco, Denver, Seattle, Omaha, Kansas City and its recently opened branch in Des Moines. Two of the locations are the result of the Company's recent acquisition of Applications Design and Development, a division of an Omaha-based corporation on July 1, 1996.

     Substantially all of the Company's revenues are based on the hourly billings of its technical consultants and are recognized as services are provided. Billing rates are determined according to the skill level of the technical consultant assigned to the client. Most of the Company's technical consultants are highly skilled professionals for whom the Company bills between $50 and $55 per hour for mainframe; between $60 and $65 per hour for client/server; and between $25 and $35 per hour for networking and communications and help desk support. The overall average billing rate is approximately $53 per hour.

     Although the Company serves a large number of clients in a broad range of industry groups, approximately 41.4% of the Company's revenues in fiscal 1996 were derived from six foreign automobile and motorcycle manufacturers with operations in Southern California, with one such client representing 10.2% of revenues and another representing 8.8% of revenues. On an unaudited pro forma basis, had the acquisition of ADD occurred as of the beginning of fiscal 1996, approximately 33.3% of the Company's pro forma revenues in fiscal 1996 would have been derived from six foreign automobile and motorcycle manufacturers with operations in Southern California, with one such client representing 8.2% of revenues and another representing 7.0% of revenues. Approximately 60.3% of the Company's fiscal 1996 revenues were derived from its ten largest clients. On an unaudited pro forma basis, had the acquisition of ADD occurred as of the beginning of fiscal 1996, approximately 49.5% of the Company's fiscal 1996 pro forma revenues would have been derived from its ten largest clients. A significant increase or decrease in demand by a large client could have a substantial effect on the Company's revenues, and revenues from any one client can vary materially from period to period.

     Early in fiscal 1994, the Company began to implement a growth strategy which has had a significant impact on the Company's financial condition and results of operations over the past three years. As part of this strategy, the Company hired a new President and Chief Operating Officer and added other personnel to strengthen the Company's financial marketing and operating infrastructure. In addition, the Company opened two new branch offices. These strategic initiatives contributed to an increase in the Company's total revenues from $23.2 million in fiscal 1993 to $58.1 million in fiscal 1996.

     During this period, the Company has also taken a number of steps to increase revenue growth, improve gross and operating margins and enhance overall financial performance. The Company has expanded its service offerings to include networking and communications, help desk support, internetworking and similar services which, while generally requiring lesser skilled consultants, may provide higher gross margins. The Company's strategy of geographic expansion is designed to improve operating results by increasing revenues without a proportional increase in general and administrative expenses, and by permitting the Company to enter markets which may be less competitive than the markets currently served by the Company.

RESULTS OF OPERATIONS

     The following table sets forth the percentages of revenues represented by certain items in the Company's statement of income for the indicated periods. The following table also presents selected pro forma statement of income data which gives effect to the elimination of that portion of the founder compensation for each period which exceeded the $450,000 maximum annual amount that Ms. Weaver can receive under her present agreement with the Company and the write-off of $86,000 in deferred financing fees, net of tax, associated with the repayment of the long-term debt. All such adjustments have been computed using the Company's effective tax rate for such period.

                                                                        FISCAL YEARS
                                                                  -------------------------
                                                                  1996      1995      1994
                                                                  -----     -----     -----
    SELECTED STATEMENT OF INCOME DATA:
      Revenues..................................................  100.0%    100.0%    100.0%
      Cost of Professional Services.............................   79.0%     80.9%     82.1%
                                                                  -----     -----     -----
      Gross Margin..............................................   21.0%     19.1%     17.9%
      Selling, General and Administrative Expenses..............   11.5%     11.6%     16.3%
                                                                  -----     -----     -----
      Operating Income..........................................    9.5%      7.5%      1.6%
      Net Income................................................    5.6%      3.5%      0.2%
    SELECTED PRO FORMA STATEMENT OF INCOME DATA:
      Pro Forma Operating Income................................    9.5%      8.4%
      Pro Forma Net Income......................................    5.7%      4.1%

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table presents certain unaudited quarterly financial information for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the audited financial statements appearing elsewhere in this 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period. The following table also presents selected pro forma statement of income data which gives effect to the elimination of that portion of the founder compensation for each period which exceeded the $450,000 maximum annual amount that Ms. Weaver can receive under her present agreement with the Company and the write-off of $86,000 in deferred financing fees, net of tax, associated with the repayment of the long-term debt. All such adjustments have been computed using the Company's effective tax rate for such period.

                                                                        QUARTER ENDED
                                    -------------------------------------------------------------------------------------
                                    07/31/96   04/30/96   01/31/96   10/31/95   07/31/95   04/30/95   01/31/95   10/31/94
                                    --------   --------   --------   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)
SELECTED STATEMENT OF INCOME DATA:
  Revenues........................  $16,130    $14,815    $13,246    $13,954    $14,305    $12,780    $11,360    $11,113
  Cost of Professional Services...   12,670     11,780     10,433     11,035     11,638     10,338      9,025      9,081
                                    -------    -------    -------    -------    -------    -------    -------    -------
  Gross Margin....................    3,460      3,035      2,813      2,919      2,667      2,442      2,335      2,032
  Selling, General and
    Administrative
    Expenses......................    1,878      1,606      1,744      1,491      1,641      1,434      1,403      1,291
                                    -------    -------    -------    -------    -------    -------    -------    -------
  Operating Income................  $ 1,582    $ 1,429    $ 1,069    $ 1,428    $ 1,026    $ 1,008    $   932    $   741
  Net Income......................  $ 1,132    $   823    $   542    $   753    $   514    $   478    $   429    $   317
SELECTED PRO FORMA STATEMENT
  OF INCOME DATA:
  Operating Income................  $ 1,582    $ 1,429    $ 1,069    $ 1,428    $ 1,060    $ 1,144    $ 1,032    $   942
  Net Income......................    1,132        909        542        753        533        557        488        437
  Net Income Per Share............  $  0.15    $  0.14    $  0.11    $  0.15    $  0.11    $  0.11    $  0.10    $  0.09
  Weighted Average Common Shares..    7,753      6,550      4,926      4,926      4,926      4,926      4,926      4,926
  Gross Margin percentage.........     21.5 %     20.5 %     21.2 %     20.9 %     18.6 %     19.1 %     20.6 %     18.3 %
  Operating Income percentage.....      9.8 %      9.6 %      8.1 %     10.2 %      7.4 %      9.0 %      9.1 %      8.5 %

     Demand for the Company's services is generally lower in the quarter ending January 31 due to reduced activity during the holiday season and a lower number of working days for those clients which curtail operations between Christmas and New Years Day. The Company anticipates that its business will continue to be subject to such seasonal variations.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JULY 31, 1996 COMPARED TO FISCAL YEAR ENDED JULY 31, 1995

     Revenues. Revenues increased $8.6 million, or 17.3%, to $58.1 million for fiscal 1996 as compared to $49.6 million for fiscal 1995. This increase resulted primarily from billings to new clients both in existing locations as well as the new locations in Denver and Seattle, and from increased billings to the Company's existing clients due to: (i) new information technology projects; (ii) increased demand in the networking and communications market, (iii) a broadening of the types of services being provided; and (iv) increased demand for the most highly skilled consultants who are billed at higher hourly rates. To a lesser extent the increase also resulted from one month of revenue from the Company's acquisition of two branch facilities and substantially all of the related assets of the Applications Design and Development division of ADD Consulting, Inc., an Omaha-based corporation, on July 1, 1996. The above increases were offset by the performance of the San Francisco branch which contributed $2.2 million to revenues in fiscal 1996, down from $3.6 million in fiscal 1995.

     Gross Margin. Gross margin increased $2.8 million, to $12.2 million, for fiscal 1996 as compared to $9.5 million for fiscal 1995. As a percentage of revenues, gross margin increased for fiscal 1996 to 21.0% as compared to 19.1% for the prior year period. This improvement reflects the modest price increases which the Company has been able to implement, a change in business mix, with an increased component of higher margin client/server and networking and communications services in the 1996 period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $1.0 million, or 16.5%, to $6.7 million for fiscal 1996, as compared to $5.8 million for fiscal 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 11.5% for fiscal 1996 as compared to 11.6% for fiscal 1995. This decrease as a percentage of revenues primarily resulted from lower founder's and executive incentive compensation offset by several factors, including: (i) higher commissions as a percentage of revenues reflecting the higher commission rates paid for higher margin billings; (ii) investment in additional management personnel and corporate infrastructure required to support planned Company growth; and (iii) costs associated with the opening of new branch locations in Seattle and Denver.

     Operating Income. Operating income increased $1.8 million, or 48.6% to $5.5 million for fiscal 1996 from $3.7 million for the same period in 1995. As a percentage of revenues, operating income increased on a pro forma basis to 9.5% for fiscal 1996 as compared to 7.5% for fiscal 1995. This increase as a percentage of revenues reflects the improvement in gross margin as a percentage of revenues and lower founder's compensation and lower executive incentive compensation.

     Interest Expense. Interest expense decreased to $541,000 for fiscal 1996 from $764,000 for fiscal 1995. The decrease in interest expense reflects lower borrowing costs resulting from the refinancing transactions in March 1995 and reduction of interest expense due to the retirement of the long-term debt from the proceeds of the Offering offset by a write-off of $86,000 of deferred financing fees, net of tax, which arose from the retirement of the long-term debt.

     Interest Income. Interest income was $379,000 for fiscal 1996. The increase in interest income reflects the interest income from the investment of the proceeds of the Offering.

     Provision for Income Taxes. The Company's effective tax rate decreased to 39.2% in fiscal 1996 from 40.9% in fiscal 1995. The decrease in the effective tax rate is primarily due to the tax benefit associated with investment in short-term tax exempt cash equivalents.

FISCAL YEAR ENDED JULY 31, 1995 COMPARED TO FISCAL YEAR ENDED JULY 31, 1994

     Revenues. Revenues increased $15.4 million, or 45.1%, to $49.6 million for fiscal 1995 as compared to $34.2 million for fiscal 1994. Approximately half of such increase was attributable to higher billings to the Company's ten largest customers, with approximately 23.9% of such increase coming from increased billings to a single client. Higher demand was also experienced from several smaller clients. In addition, the San Francisco branch, in its second full year of operations, contributed approximately $3.6 million to revenues in fiscal 1995 as compared to approximately $1.1 million in fiscal 1994. Other factors which contributed to the increase in revenues were an increase in the management fee, price increases and increased demand for the most highly skilled consultants who are billed at higher hourly rates.

     Gross Margin. Gross margin increased $3.4 million, to $9.5 million for fiscal 1995 as compared to $6.1 million for fiscal 1994. As a percentage of revenues, gross margin increased for fiscal 1995 to 19.1% as compared to 17.9% for fiscal 1994. This improvement reflects price increases and improved contract administration as well as an improved business mix in fiscal 1995.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $200,000, or 3.4% to $5.8 million for fiscal 1995 as compared to $5.6 million for fiscal 1994. As a percentage of revenues, selling, general and administrative expenses decreased to 11.6% for fiscal 1995 as compared to 16.3% for fiscal 1994. This decrease resulted from lower founder's compensation, the elimination of the management fee paid to the other founder's management company, a reduction in expense for outside professional services, due in part to the addition of the Company President as a full time employee in September 1994. Legal and accounting expenses were also unusually high in fiscal 1994 due to the costs incurred in the February 1994 redemption of certain shares of Common Stock. These increases were partially offset by higher staff bonuses in fiscal 1995 and an increase in administrative and temporary personnel needed in fiscal 1995 to support the growth in revenues.

     Operating Income. Operating income increased approximately $3.2 million to $3.7 million for fiscal 1995 as compared to $537,000 for fiscal 1994. As a percentage of revenues, operating income increased to 7.5% for fiscal 1995 as compared to 1.6% for fiscal 1994. This increase primarily reflects the elimination of the management fee and the reduction in founder compensation for fiscal 1995 and, to a lesser extent, an increase in gross margin as a percentage of revenues offset in part by the increase in selling, general and administrative expenses as a percentage of revenues.

     Interest Expense. Interest expense increased to $764,000 for fiscal 1995 as compared to $401,000 for fiscal 1994 due to increased borrowings incurred in connection with the February 1994 redemption of certain shares of Common Stock.

     Provision for Income Taxes. The Company's effective tax rate decreased to 40.9% in fiscal 1995 from 41.2% in fiscal 1994.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which becomes effective for fiscal years beginning after December 14, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt this Statement in fiscal 1997 as required, and its adoption is not expected to have a significant effect on reported earnings, financial condition or cash flows.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which will be effective for the Company for the year beginning August 1, 1996. SFAS No. 123 requires extended disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share beginning in fiscal 1997.

INFLATION

     The effects of inflation on the Company's operation were not significant during the periods presented in the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and net working capital totaled $21.9 million and $26.9 million, respectively, as of July 31, 1996. The primary sources of cash generated from operations in fiscal 1996 were net income and a decrease in receivables from affiliates, offset by payments of income taxes payable and an increase in accounts receivable. The Company used $5.1 million in cash to pay off all outstanding borrowings under the former credit arrangement and generated cash from financing activities of $34.3 million in net proceeds from the Offering completed early in March 1996.

     The former credit arrangement provided for a term loan and a revolving line of credit totaling $9.25 million. The Company has repaid all outstanding borrowings under the credit arrangement with a portion of the proceeds from the Offering.

     Subsequent to year end the Company obtained a two-year, $20.0 million New Credit Agreement ("New Credit Agreement") with a bank. The credit consists of a revolving line of credit in the principal amount of $10.0 million, which bears interest at the prime rate or LIBOR plus 1.0%, and a revolving loan in the principal amount of $10.0 million, which bears interest at the prime rate or LIBOR plus 1.25%. Both facilities are secured by accounts receivable and equipment. Additional pricing options and alternatives are available depending on certain financial conditions. The New Credit Agreement contains various covenants, including the maintenance of defined financial ratios such as liquidity and tangible net worth. As of July 31, 1996 the Company had no outstanding borrowings under the New Credit Agreement.

     The Company anticipates that its primary uses of working capital in future periods will be for acquisitions, the internal development of new branches and the funding of increases in accounts receivable. Although the Company intends to use its common stock to make acquisitions to the extent possible, potential acquisition candidates may require that all or a significant portion of the purchase price be paid in cash. The Company cannot predict to what extent new branches will be added through acquisitions as compared to internal development. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company anticipates that the opening of new branches will require an investment of approximately $150,000 to $200,000 per branch to acquire equipment and supplies and to fund operating losses for the initial nine- to twelve-month period of operations which management believes will generally be required for a new branch to achieve profitability. The Company expenses the costs of opening a new branch as incurred, except for the cost of equipment and other capital assets, which are capitalized. Generally, expenditures for such capital assets for a new branch will be less than $50,000. There can be no assurance that future branches will achieve profitability within a nine- to twelve-month period after opening, if at all.

     The Company anticipates making additional capital expenditures, including hardware and software, in connection with the development of new branch facilities in future periods and the improvement of its network and operating system infrastructure and management reporting system. The Company believes that the existing cash and cash equivalents, together with cash flow from operations and available borrowings under the new credit facility, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months although there can be no assurances in this regard.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Item 14(a)".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held December 17, 1996 to be filed with the Securities and Exchange Commission within 120 days after July 31, 1996 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held December 17, 1996 to be filed with the Securities and Exchange Commission within 120 days after July 31, 1996 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held December 17, 1996 to be filed with the Securities and Exchange Commission within 120 days after July 31, 1996 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held December 17, 1996 to be filed with the Securities and Exchange Commission within 120 days after July 31, 1996 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

    Independent Auditors' Report..........................................        F-1
    Balance Sheets as of July 31, 1996 and 1995...........................        F-2
    Statements of Income for the Years Ended July 31, 1996, 1995 and
      1994................................................................        F-3
    Statements of Shareholders' Equity (Deficit) for the Years Ended July
      31, 1996, 1995 and 1994.............................................        F-4
    Statements of Cash Flows for the Years Ended July 31, 1996, 1995 and
      1994................................................................        F-5
    Notes to Financial Statements for the Years Ended July 31, 1996, 1995
      and 1994 ........................................................... F-6 through F-12

    2. FINANCIAL STATEMENT SCHEDULES

    Schedule II.   Valuation and Qualifying Accounts for the Years Ended July 31,
                   1996, 1995 and 1994............................................   S-1

    3. EXHIBITS

    EXHIBIT NUMBER                                     DESCRIPTION
----------------------   ------------------------------------------------------------------------
          2.1            Agreement of Purchase and Sale of Assets dated July 1, 1996, by and among Data Processing Resources Corporation, ADD Consulting, Inc. and
                         Gerald R. Ladd(2)
          2.2            Registration Rights Agreement dated July 1, 1996, by and between Data
                         Processing Resources Corporation and ADD Consulting, Inc.(2)
          3.1            Restated Articles of Incorporation of the Company(1)
          3.2            Restated Bylaws of the Company(1)
          4.1            Investors' Rights Agreement dated as of March 2, 1995, by and among the
                         Company and the Holders who are signatories thereto, as amended by
                         Amendment No. 1(1)
          4.2            Specimen Common Stock certificate(1)
         10.1            Employment Agreement dated as of August 1, 1996 between the Company and
                         David M. Connell(1)*
         10.2            Employment Agreement dated as of August 1, 1995 between the Company and
                         Mary Ellen Weaver(1)*
         10.3            Employment Agreement dated September 15, 1994 between the Company and
                         Paulette J. Suiter(1)*
         10.4            Employment Agreement dated as of January 5, 1996 between the Company and
                         Michael A. Piraino(1)*
         10.5            1994 Stock Option Plan, as amended(1)*
         10.6            Form of Stock Option Agreement(1)*
         10.7            Management Services Agreement dated as of December, 1993 between the
                         Company and Information Technology Resources, Inc.(1)
         10.8            Covenant Not to Compete dated as of February 28, 1994 by and among the
                         Company and Thomas A. Ballantyne, III, Candice M. Ballantyne, and
                         Ballantyne Computer Service, Inc.(1)
         10.9            Form of Indemnification Agreement between the Company and each of its directors and certain officers(1)*
         10.10           Employment Agreement dated as of March 1, 1996 between the Company and
                         Richard E. Earley(1)*
         10.11           Credit Agreement dated as of October 25, 1996 between Data Processing
                         Resources Corporation and Wells Fargo Bank, National Association.
         27.1            Financial Data Schedule

---------------
(1) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 333-00098) as filed with the Securities and Exchange Commission on March 5, 1996

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated July 1, 1996, as filed with the Securities and Exchange Commission on July 16, 1996 and, as amended, on August 27, 1996

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(B) REPORTS ON FORM 8-K.

     The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1996:

        Current Report on Form 8-K dated July 1, 1996, describing under Item 2 the acquisition of two branch facilities and substantially all of the related assets of the Applications Design and Development division of ADD Consulting, Inc., pursuant to a definitive Agreement of Purchase and Sale of Assets dated July 1, 1996, by and among Data Processing Resources Corporation, ADD Consulting, Inc. and Gerald R. Ladd. The Company filed an amendment to this report dated August 27, 1996, including therein financial statements relating to such acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DATA PROCESSING RESOURCES CORPORATION

                                      By: /s/  MARY ELLEN WEAVER
                                         ---------------------------------
                                               Mary Ellen Weaver
                                               Chairman of the Board
                                               and Chief Executive Officer

Date: October 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


                SIGNATURE                                TITLE                      DATE
------------------------------------------    ----------------------------    -----------------

       /s/  MARY ELLEN WEAVER                 Chairman of the Board, Chief     October 29, 1996
------------------------------------------    Executive Officer and
            Mary Ellen Weaver                 Director (Principal
                                              Executive Officer)


       /s/  DAVID M. CONNELL                  President, Chief Operating       October 29, 1996
------------------------------------------    Officer and Director
            David M. Connell


       /s/  MICHAEL A. PIRAINO                Senior Vice President and        October 29, 1996
------------------------------------------    Chief Financial Officer
            Michael A. Piraino                (Principal Financial and
                                              Accounting Officer)


       /s/  J. CHRISTOPHER LEWIS              Director                         October 29, 1996
------------------------------------------
            J. Christopher Lewis


       /s/  LI-SAN HWANG                      Director                         October 29, 1996
------------------------------------------
            Li-San Hwang


       /s/  JOANN WAGNER                      Director                         October 29, 1996
------------------------------------------
            JoAnn Wagner

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Data Processing Resources
Corporation:

     We have audited the accompanying balance sheets of Data Processing Resources Corporation as of July 31, 1996 and 1995, and the related statements of income, shareholders' equity (deficit) and cash flows for each of the three years ended in the period July 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Data Processing Resources Corporation at July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
September 19, 1996
(October 25, 1996 as to Note 12)

                     DATA PROCESSING RESOURCES CORPORATION

                                 BALANCE SHEETS
                          AS OF JULY 31, 1996 AND 1995

                                                                                1996            1995
                                                                             -----------     -----------
                                                 ASSETS
Current Assets:
  Cash and Cash Equivalents................................................  $21,855,000     $   248,000
  Accounts Receivable (net of allowance for doubtful accounts of $129,000
     and $63,000 as of July 31, 1996 and 1995, respectively)...............    8,436,000       6,256,000
  Receivables from Affiliates..............................................      128,000         343,000
  Prepaid Expenses and Other Current Assets................................      259,000          86,000
  Deferred Tax Asset.......................................................      216,000         263,000
                                                                             -----------     -----------
          Total Current Assets.............................................   30,894,000       7,196,000
Property:
  Furniture and Fixtures...................................................      209,000         120,000
  Equipment................................................................      896,000         333,000
  Leasehold Improvements...................................................       26,000              --
                                                                             -----------     -----------
                                                                               1,131,000         453,000
  Less Accumulated Depreciation............................................     (392,000)       (225,000)
                                                                             -----------     -----------
          Property, Net....................................................      739,000         228,000
Other Assets...............................................................       69,000         199,000
Intangible Assets..........................................................   12,327,000              --
                                                                             -----------     -----------
                                                                             $44,029,000     $ 7,623,000
                                                                             ===========     ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts Payable and Accrued Liabilities.................................  $ 3,690,000     $ 2,464,000
  Income Taxes Payable.....................................................      303,000       1,411,000
  Line of Credit...........................................................           --         836,000
  Current Portion of Long-Term Debt........................................           --         652,000
                                                                             -----------     -----------
          Total Current Liabilities........................................    3,993,000       5,363,000
Long-Term Debt.............................................................           --       3,653,000
Commitments and Contingencies
Mandatorily Redeemable Stock:
  Series A Preferred Stock -- no par value; 1,480 shares authorized; 0 and
     1,480 shares issued and outstanding as of July 31, 1996 and July 31,
     1995, respectively (Liquidation preferences of $1,676,000 as of July
     31, 1995).............................................................           --       1,485,000
Shareholders' Equity (Deficit):
  Preferred Stock; 2,000,000 shares authorized; no shares issued and
     outstanding...........................................................           --              --
  Common Stock; 20,000,000 shares authorized; 7,492,321 and 4,000,000 shares issued and outstanding as of July 31, 1996 and July 31, 1995,
     respectively..........................................................   38,125,000           2,000
  Additional Paid-in Capital...............................................    1,636,000              --
  Retained Earnings (Deficit)..............................................      275,000      (2,880,000)
                                                                             -----------     -----------
          Total Shareholders' Equity (Deficit).............................   40,036,000      (2,878,000)
                                                                             -----------     -----------
                                                                             $44,029,000     $ 7,623,000
                                                                             ===========     ===========

                See accompanying notes to financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                              STATEMENTS OF INCOME
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

                                                         1996            1995            1994
                                                      -----------     -----------     -----------
HISTORICAL
Revenues............................................  $58,145,000     $49,558,000     $34,165,000
Cost of Professional Services.......................   45,918,000      40,082,000      28,047,000
                                                      -----------     -----------     -----------
  Gross Margin......................................   12,227,000       9,476,000       6,118,000
Selling, General and Administrative Expenses........    6,719,000       5,769,000       5,581,000
                                                      -----------     -----------     -----------
Operating Income....................................    5,508,000       3,707,000         537,000
Interest Expense....................................     (541,000)       (764,000)       (401,000)
Interest Income.....................................      379,000              --              --
                                                      -----------     -----------     -----------
Income before Provision for Income Taxes............    5,346,000       2,943,000         136,000
Provision for Income Taxes..........................    2,096,000       1,205,000          56,000
                                                      -----------     -----------     -----------
Net Income..........................................  $ 3,250,000     $ 1,738,000     $    80,000
                                                      ===========     ===========     ===========
Net Income Per Share................................  $      0.54
                                                      ===========
Weighted Average Common and Common Equivalent
  Shares............................................    6,039,000
                                                      ===========
PRO FORMA
Historical Net Income...............................  $ 3,250,000     $ 1,738,000
Write-Off of Deferred Financing Fees (net of income
  tax)..............................................       86,000              --
Founder Compensation (net of income tax)............           --         277,000
                                                      -----------     -----------
Pro Forma Net Income................................  $ 3,336,000     $ 2,015,000
                                                      ===========     ===========
Pro Forma Net Income Per Share......................  $      0.55     $      0.41
                                                      ===========     ===========
Weighted Average Common and Common Equivalent
  Shares............................................    6,039,000       4,926,000
                                                      ===========     ===========

                See accompanying notes to financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

                                   COMMON STOCK            ADDITIONAL      RETAINED
                            --------------------------      PAID-IN        EARNINGS
                              SHARES         AMOUNT         CAPITAL        (DEFICIT)         TOTAL
                            ----------     -----------     ----------     -----------     -----------
BALANCE, August 1, 1993...   8,000,000     $     3,000                    $   214,000     $   217,000
Net Income................          --              --             --          80,000          80,000
Repurchase of Common
  Stock...................  (4,000,000)         (1,000)            --      (4,820,000)     (4,821,000)
                            ----------      ----------     ----------      ----------     -----------
BALANCE, July 31, 1994....   4,000,000           2,000             --      (4,526,000)     (4,524,000)
Net Income................          --              --             --       1,738,000       1,738,000
Accretion to Redemption
  Value on Series A
  Preferred Stock.........          --              --             --         (92,000)        (92,000)
                            ----------      ----------     ----------      ----------     -----------
BALANCE, July 31, 1995....   4,000,000           2,000             --      (2,880,000)     (2,878,000)
Net Income................                                                  3,250,000       3,250,000
Exercise of Stock
  Options.................      22,200          29,000             --              --          29,000
Accretion to Redemption
  Value on Series A
  Preferred Stock.........          --              --             --         (95,000)        (95,000)
Conversion of Preferred
  Shares into Common
  Shares Concurrent with
  Initial Public
  Offering................     592,000              --      1,580,000              --       1,580,000
Issuance of Common Shares
  in Initial Public
  Offering, Net...........   2,726,000      34,329,000             --              --      34,329,000
Issuance of Common Shares
  in Acquisition..........     152,121       3,765,000             --              --       3,765,000
Tax Benefit Related to
  Exercise of Stock
  Options.................          --              --         56,000              --          56,000
                            ----------      ----------     ----------      ----------     -----------
BALANCE, JULY 31, 1996....   7,492,321     $38,125,000     $1,636,000     $   275,000     $40,036,000
                            ==========      ==========     ==========      ==========     ===========

                See accompanying notes to financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JULY 31, 1996, 1995 1994

                                                             1996          1995          1994
                                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..............................................  $ 3,250,000   $ 1,738,000   $    80,000
Adjustments to Reconcile Net Income to Net Cash Provided
  by (Used in) Operating Activities:
     Depreciation and Amortization......................      208,000        83,000        72,000
     Deferred Income Taxes..............................       47,000      (263,000)           --
  Changes in Operating Assets and Liabilities,
     Net of the Effect of Acquisition:
       Accounts Receivable..............................     (759,000)   (1,264,000)   (1,773,000)
       Receivables from Affiliates......................      215,000      (294,000)        1,000
       Prepaid Expenses and Other Assets................     (138,000)     (132,000)       (6,000)
       Accounts Payable and Accrued Liabilities.........       16,000       903,000       770,000
       Income Taxes Payable.............................   (1,052,000)    1,359,000        52,000
                                                          -----------   -----------   -----------
     Net Cash Provided by (Used in) Operating
       Activities.......................................    1,787,000     2,130,000      (804,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Acquisition...............................   (8,785,000)           --            --
Purchase of Property....................................     (612,000)     (142,000)     (191,000)
Decrease (Increase) in Restricted Investment............           --       250,000      (250,000)
                                                          -----------   -----------   -----------
     Net Cash (Used in) Provided by Investing
       Activities.......................................   (9,397,000)      108,000      (441,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Initial Public Offering of Common Stock,
  Net...................................................   34,329,000            --            --
Proceeds from the Exercise of Stock Options.............       29,000            --            --
Proceeds from Line of Credit............................           --       836,000       635,000
Repayment of Line of Credit.............................     (836,000)   (2,370,000)           --
(Repayment of) Proceeds from Notes Payable to
  Shareholder...........................................           --    (1,350,000)      975,000
Proceeds from Notes Payable -- Other....................           --     4,250,000        83,000
Proceeds from Issuance of Preferred Stock, Net..........           --     1,393,000            --
Repayment of Notes Payable to Former Shareholders.......           --    (4,753,000)     (443,000)
Repayment of Notes Payable -- Other.....................   (4,305,000)      (21,000)       (7,000)
                                                          -----------   -----------   -----------
     Net Cash Provided by (Used in) Financing
       Activities.......................................   29,217,000    (2,015,000)    1,243,000
                                                          -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH.........................   21,607,000       223,000        (2,000)
Cash and Cash Equivalents, Beginning of Year............      248,000        25,000        27,000
                                                          -----------   -----------   -----------
Cash and Cash Equivalents, End of Year..................  $21,855,000   $   248,000   $    25,000
                                                          ===========   ===========   ===========
SUPPLEMENTAL INFORMATION -- CASH PAID FOR:
Interest................................................  $   424,000   $   725,000   $   402,000
                                                          ===========   ===========   ===========
Income Taxes............................................  $ 3,102,000   $   108,000   $     4,000
                                                          ===========   ===========   ===========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES:
Repurchase of Common Stock..............................                              $ 4,822,000
Issuance of Notes Payable to Former Shareholders........                              $ 4,822,000
Conversion of Preferred Stock to Common Stock...........  $ 1,580,000
Tax Benefit of Stock Options Exercised..................  $    56,000
Detail of Business Acquired in Purchase Transactions:
  Fair Value of Assets Acquired.........................  $ 1,512,000
  Common Stock Issued in Acquisition....................  $ 3,765,000
  Cash Paid for Acquisition, Net of Cash Acquired.......  $ 8,785,000
  Liabilities Assumed or Created........................  $ 1,210,000

                See accompanying notes to financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

1.  GENERAL

     Business -- Data Processing Resources Corporation (the Company), which was incorporated in California on August 15, 1984, is a leading specialty staffing company providing information technology services to a diverse group of corporate clients.

     Pro Forma Operating Income, Net Income and Net Income Per Share -- Net income per share for the year ended July 31, 1994 is not presented because it is not indicative of the ongoing entity. Pro forma net income has been presented for years ended July 31, 1996 and 1995 to reflect the effect of the reduction of founder compensation which exceeds the $450,000 maximum amount that can be received under the founder's present agreement with the Company (net of tax in the net income calculation) and the write-off of $86,000 in fiscal 1996 of the deferred financing fees (net of tax in the pro forma net income calculation) associated with the repayment of the long-term debt.

     Net income per share and pro forma net income per share have been computed by dividing net income and pro forma net income by the weighted average number of shares of common and common equivalent shares outstanding during the period. Weighted average common and common equivalent shares included common shares, stock options using the treasury stock method and the assumed conversion of all outstanding shares of preferred stock into shares of common stock. Redeemable preferred stock (Note 6) has been treated as common share equivalents in calculating net income per share.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents -- The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     Property -- The cost of furniture, fixtures and equipment is depreciated using accelerated methods based on the estimated useful lives of the related assets, generally five to seven years. Leasehold improvements are amortized over the lesser of 5 years or the life of the lease.

     Intangible Assets -- Intangible assets include goodwill which represents the excess of cost over fair value of net assets acquired and is amortized using the straight-line method over 25 years.

     Revenue Recognition -- The Company recognizes revenue as services are performed.

     Fair Value of Financial Instruments -- Management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short maturity of these financial instruments.

     Income Taxes -- The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment's of changes in the tax law or rates.

     Reclassifications -- Certain items in the prior years' financial statements may have been reclassified to conform to the current year's presentation.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure at the date of the financial statements and the

                     DATA PROCESSING RESOURCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported amounts of revenues and expenses during the reporting years. Actual results could differ from these estimates.

     Recent Accounting Pronouncements -- In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which becomes effective for fiscal years beginning after December 14, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt this statement in fiscal 1997 as required, and its adoption is not expected to have a significant effect on reported earnings, financial condition or cash flows.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which will be effective for the Company for the year beginning August 1, 1996. SFAS No. 123 requires extended disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share beginning in fiscal 1997.

3.  ACQUISITIONS

     On July 1, 1996, the Company acquired the information technology staffing business, including two branch facilities and substantially all of the related assets, of the Applications Design and Development, division of ADD Consulting, Inc. ("ADD"), an Omaha-based company. The aggregate purchase price of the acquisition was $12,850,000, consisting of $8,785,000 in cash, 152,121 shares of restricted Company common stock valued at $3,765,000 and a deferred payment of $300,000. This acquisition was accounted for as a purchase. The excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 25 years. The preliminary allocation of the purchase price and other purchase accounting adjustments were recorded as follows:

    Total Purchase Price....................................................  $12,850,000
    Net Assets Acquired.....................................................     (801,000)
    Adjustments to Conform Accounting Policies..............................      199,000
    Acquisition Costs Related to ADD........................................      120,000
                                                                              -----------
    Excess of Purchase Price over Net Assets Acquired.......................  $12,368,000
                                                                              ===========

     Unaudited pro forma combined results of operations for the years ended July 31, 1996 and 1995 would have been as follows had the acquisition occurred as of the beginning of the respective periods:

                                                                   1996            1995
                                                                -----------     -----------
    Revenues..................................................  $70,660,000     $59,975,000
    Pro Forma Net Income......................................  $ 3,534,000     $ 2,065,000
    Pro Forma Net Income Per Share............................  $      0.57     $      0.41
    Weighted Average Shares...................................    6,171,000       5,078,000

                     DATA PROCESSING RESOURCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

3.  ACQUISITIONS (CONTINUED)
     Pro forma adjustments have been applied to reflect the purchase which includes the elimination of expenses that are not expected to have a continuing impact on the Company, such as certain redundant personnel costs, excess owner's compensation and cost of line of business not acquired, and the addition of amortization related to the intangible assets acquired.

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                                     1996           1995
                                                                  ----------     ----------
    Accounts Payable............................................  $  949,000     $  255,000
    Accrued Salaries, Bonuses and Related Benefits..............   2,379,000      1,917,000
    Commissions Payable.........................................     362,000        292,000
                                                                  ----------     ----------
                                                                  $3,690,000     $2,464,000
                                                                  ==========     ==========

5.  DEBT

     Effective March 1995, the Company obtained a revolving line of credit and term loan with a financial institution (the Credit Agreement). The revolving line of credit, which permitted borrowing up to the lesser of $5,000,000 or 8.5% of eligible accounts receivable, and term loan, which permitted indebtedness up to $4,250,000, were collateralized by substantially all of the assets of the Company. The outstanding principal balances of the revolving line of credit and term loan bore interest at the prime rate plus 1.0% and 2.5%, respectively, and was scheduled to expire on March 1, 2000. The Company has obtained a new revolving line of credit and acquisition facility (the New Credit Agreement) effective October 25, 1996. See "Note 12". All outstanding borrowings under the Credit Agreement were repaid with the proceeds from the initial public offering. See "Note 6".

     Long-term debt consisted of the following at July 31, 1995:

    Term loan due to financial institution, bearing interest at bank's prime rate plus 2.5%, principal and interest payable in monthly installments approximating $101,000, based on a set amortization schedule beginning
      October 1, 1995 through March 1, 2000. Such loan was paid with proceeds from the initial public offering.......................................  $4,250,000

    Equipment term loan with bank, interest payable monthly at bank's prime rate plus 2%, principal payable in monthly installments of $1,729
      through March 15, 1998. Such loan was repaid in December 1995..........      55,000
                                                                               ----------
                                                                                4,305,000
      Less Current Portion...................................................    (652,000)
                                                                               ----------
              Total Long-Term Debt...........................................  $3,653,000
                                                                               ==========

6.  SHAREHOLDERS' EQUITY

     Initial Public Offering -- In March 1996, the Company completed an initial public offering (the "Offering") of 2,726,000 shares of its common stock at an offering price of $14.00 per share for net proceeds of $34.3 million.

     Stock Split -- On January 8, 1996, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 8,000,000 to 20,000,000, authorize 2,001,480 shares of

                     DATA PROCESSING RESOURCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

6.  SHAREHOLDERS' EQUITY (CONTINUED)
preferred stock (of which 1,480 were designated Series A Convertible Preferred Stock) and effect a 400-for-one stock split of its common stock. All shares and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

     Preferred Stock -- In March 1995, the Company issued 1,480 shares of Series A preferred stock for $1,601,000, less costs of $208,000 associated with the issuance. The Series A preferred stock had a liquidation preference of $1,082 per share, plus 8.0% interest per annum, compounded annually applied to such an amount from the date of original issuance, less any dividends previously paid. The stock was redeemable at an amount equal to the sum of $2,850 per share, plus any declared and unpaid dividends, and was payable in twelve equal quarterly installments. Holders of Series A Preferred Stock were entitled to receive noncumulative cash dividends at an annual rate of $87 per share, payable in preference and priority to any dividend on common stock when and as declared by the Board of Directors. For the year ended July 31, 1996, no dividends were declared.

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

     Dividends -- The Company's Credit Agreement prohibited the payment of dividends without the prior written consent of the lender.

7.  STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

     Stock Option Plan -- In 1994, the Company adopted the 1994 Stock Plan (the Stock Plan) under which incentive and non-statutory stock options to acquire shares of the Company's common stock may be granted to officers, employees and consultants of the Company. The Stock Plan is administered by the Board of Directors and permits the issuance of options for up to 700,000 shares of the Company's common stock. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Stock Plan are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in the individual employee option agreement. Of these options 136,000 were exercisable as of July 31, 1996. A summary of employee stock options is as follows:

                                                                               OPTION PRICE
                                                                NUMBER OF           PER
                                                                 SHARES            SHARE
                                                                ---------     ---------------
    Outstanding at August 1, 1994.............................        --            --
      Granted.................................................   284,400        $1.31 - $2.25
                                                                 -------       --------------
    Outstanding at July 31, 1995..............................   284,400        $1.31 - $2.25
      Granted.................................................   395,220       $2.25 - $27.25
      Exercised...............................................   (22,200)           $1.31
      Canceled................................................   (40,200)      $2.25 - $27.25
                                                                 -------       --------------
    OUTSTANDING AT JULY 31, 1996..............................   617,220       $1.31 - $27.25
                                                                 =======       ==============

     Retirement Savings Plan -- The Company has a retirement savings plan (the
Plan) which qualifies under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 20% of their annual compensation, as defined by the Plan. Company contributions are fully discretionary, and no company contributions have been made to the Plan during any year.

                     DATA PROCESSING RESOURCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

8.  INCOME TAXES

     The provision for income taxes includes the following:

                                                          1996           1995         1994
                                                       ----------     ----------     -------
    Current:
      Federal........................................  $1,563,000     $1,153,000     $40,000
      State..........................................     475,000        315,000      16,000
                                                       ----------     ----------     -------
                                                        2,038,000      1,468,000      56,000
    Deferred:
      Federal........................................      32,000       (227,000)         --
      State..........................................      26,000        (36,000)         --
                                                       ----------     ----------     -------
                                                           58,000       (263,000)         --
                                                       ----------     ----------     -------
    Provision for Income Taxes.......................  $2,096,000     $1,205,000     $56,000
                                                       ==========     ==========     =======

     A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate is as follows at July 31:

                                                                     1996     1995     1994
                                                                     ----     ----     ----
    Income Taxes at Statutory Federal Rate.........................  34.0%    34.0%    34.0%
    State Taxes, Net of Federal Benefit............................   6.2      6.3      7.7
    Meals and Entertainment........................................   0.2      0.7      3.5
    Tax Exempt Interest............................................  (2.3)      --       --
    Other..........................................................   1.1       --      3.0
    Benefit of Graduated Rates.....................................    --       --     (6.9)
                                                                     ----     ----     ----
              Total................................................  39.2%    41.0%    41.3%
                                                                     ====     ====     ====

     The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income effects of these temporary differences representing significant portions of deferred tax assets and deferred tax liabilities are as follows at July 31:

                                                                       1996         1995
                                                                     --------     --------
    State Income Taxes.............................................  $158,000     $ 95,000
    Bonus Accrual..................................................        --      129,000
    Bad Debt Reserve...............................................    42,000       27,000
    Vacation Accrual...............................................    16,000       12,000
                                                                     --------     --------
    Total Deferred Tax Asset.......................................  $216,000     $263,000
                                                                     ========     ========

     During fiscal 1994, there were no significant temporary differences.

     The Company is currently under examination by the Internal Revenue Service for the year ended July 31, 1991 and 1992. In the opinion of management, settlements or adjustments that may result from this examination will not have a material adverse effect on the Company's financial condition or results of operations.

                     DATA PROCESSING RESOURCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases its office facilities, certain equipment and vehicles under lease agreements classified as operating leases. Future minimum lease payments under such noncancelable operating leases are summarized as follows at July 31, 1996:

                Year ending July 31:
                  1997............................................  $343,000
                  1998............................................   269,000
                  1999............................................   252,000
                  2000............................................   107,000
                  2001............................................    22,000
                  Thereafter......................................        --
                                                                    --------
                Total Future Minimum Lease Payments...............  $993,000
                                                                    ========

     Rent expense amounted to $227,000, $170,000 and $149,000 for the years ended July 31, 1996, 1995, 1994, respectively, and has been included in selling, general and administrative expenses in the accompanying statements of income.

10.  RELATED PARTY TRANSACTIONS

     In fiscal 1994, one of the Company's larger clients desired to outsource its entire information systems department through an employee leasing arrangement. Because the Company does not provide such employee leasing services and was unable to provide a comparable employment benefit package to consultants working for this company, Information Technology Resources, Inc. (ITR), was formed by the founder of the Company and certain other persons, including certain former employees of ITR's client, with the founder owning approximately 75.6% of the outstanding capital stock. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement. Management fees earned by the Company were $1,084,000 and $934,000 and $482,000 for the years ended 1996, 1995 and 1994, respectively. ITR also contracts with the Company for technical consultants to meet its staffing needs. For the year ended July 31, 1996, 1995 and 1994, the Company recorded revenues of $4,974,000, $3,678,000 and $1,028,000 from billing of ITR technical consultants.

     Receivables from affiliates includes a receivable from ITR related to these management services and amounted to $104,000 and $79,000 as of July 31, 1996 and 1995, respectively. The Company has trade accounts receivable for technical consultants due from ITR of $133,000 and $397,000 as of July 31, 1996 and 1995, respectively. The Company from time to time has made advances to ITR to assist it with its working capital needs. These advances are provided on a short-term, unsecured basis, do not bear interest and have a balance of $0 and $240,000 as of July 31, 1996 and 1995, respectively.

11.  CONCENTRATIONS OF CREDIT RISK

     The Company's revenues are generated from credit sales to customers primarily located in Southern California. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit lines and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. The Company's ten largest customers represented 60.3% of total revenues in fiscal 1996, and as a result, the Company has a large proportion of its receivables outstanding with these customers. Accounts receivable to the Company's ten largest customers was $3,205,000 as of July 31, 1996.

                     DATA PROCESSING RESOURCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

11.  CONCENTRATIONS OF CREDIT RISK (CONTINUED)
     In each of fiscal 1996, 1995 and 1994, the Company had sales to a major customer, not necessarily the same customer in each period of approximately $5,794,000, $6,072,000 and $3,529,000, respectively. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectability of related receivables could have a material adverse effect on the Company's financial condition and results of operations.

12.  SUBSEQUENT EVENTS

     On October 25, 1996, the Company has obtained a two-year, $20,000,000 New Credit Agreement with a bank. The credit consists of a revolving line of credit in the principal amount of $10,000,000, which bears interest at the prime rate or LIBOR plus 1.0%, and a revolving loan in the principal amount of $10,000,000, which bears interest at the prime rate or LIBOR plus 1.25%. Both facilities are secured by accounts receivable and equipment. Additional pricing options and alternatives are available depending on certain financial conditions. The New Credit Agreement contains various covenants, including the maintenance of defined financial ratios such as liquidity and tangible net worth. There are currently no borrowings outstanding.

                                                                     SCHEDULE II

                     DATA PROCESSING RESOURCES CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                       ------------------------
                                     BALANCE AT THE    CHARGES TO                                 BALANCE AT THE
                                      BEGINNING OF     BAD DEBTS                   DEDUCTIONS/      END OF THE
            DESCRIPTION                THE PERIOD       EXPENSE      RECOVERIES    WRITE-OFFS         PERIOD
-----------------------------------  --------------    ----------    ----------    -----------    --------------
1996
  Allowance For Doubtful
     Accounts......................       $ 63            $105          $ --          $ (39)           $129
1995
  Allowance For Doubtful
     Accounts......................       $ --            $ 97          $ --          $ (34)           $ 63
1994(1)
  Allowance For Doubtful
     Accounts......................       $ --            $ --          $ --          $  --            $ --

---------------
(1) No allowance for the period indicated