Form 10-Q
period 1996-10-31
DATA PROCESSING RESOURCES CORP
filed 1996-12-16
CIK 1005700

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 1996

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


   4400 MACARTHUR BOULEVARD, SUITE 600
            NEWPORT BEACH, CA                                92660
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 553-1102

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

     Number of shares of common stock outstanding as of October 31, 1996 is
                                   7,492,321.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     DATA PROCESSING RESOURCES CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Condensed Balance Sheets as of October 31, 1996 and July 31, 1996................     3
     Condensed Statements of Income for the Three Months Ended October 31, 1996 and
      1995............................................................................     4
     Condensed Statements of Cash Flows for the Three Months Ended October 31, 1996
      and 1995........................................................................     5
     Notes to Condensed Financial Statements..........................................   6-7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations.......................................................................   8-9

PART II. OTHER INFORMATION............................................................    10
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K

SIGNATURE.............................................................................    11

                     DATA PROCESSING RESOURCES CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                      OCTOBER 31,    JULY 31,
                                                                         1996          1996
                                                                      -----------   -----------
                                            ASSETS
Current Assets:
  Cash and Cash Equivalents.........................................  $22,945,000   $21,855,000
  Accounts Receivable (net of allowance for doubtful accounts of
     $168,000 and $129,000 as of October 31, 1996 and July 31, 1996,
     respectively)..................................................    9,232,000     8,436,000
  Receivables from Affiliates.......................................      113,000       128,000
  Prepaid Expenses and Other Current Assets.........................      339,000       259,000
  Deferred Tax Asset................................................      216,000       216,000
                                                                      -----------   -----------
          Total Current Assets......................................   32,845,000    30,894,000
Property, net.......................................................      765,000       739,000

Other Assets........................................................      196,000        69,000
Intangible Assets...................................................   11,089,000    12,327,000
                                                                      -----------   -----------
                                                                      $44,895,000   $44,029,000
                                                                      ===========   ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable and Accrued Liabilities..........................  $ 3,861,000   $ 3,690,000
  Income Taxes Payable..............................................      879,000       303,000
                                                                      -----------   -----------
          Total Current Liabilities.................................    4,740,000     3,993,000

Commitments and Contingencies

Shareholders' Equity:
  Preferred Stock; 2,000,000 shares authorized; no shares issued and
     outstanding....................................................           --            --
  Common Stock; 20,000,000 shares authorized; 7,492,321 shares issued and outstanding as of October 31, 1996 and July 31,
     1996...........................................................   36,996,000    38,125,000
  Additional Paid-in Capital........................................    1,636,000     1,636,000
  Retained Earnings.................................................    1,523,000       275,000
                                                                      -----------   -----------
          Total Shareholders' Equity................................   40,155,000    40,036,000
                                                                      -----------   -----------
                                                                      $44,895,000   $44,029,000
                                                                      ===========   ===========

                     DATA PROCESSING RESOURCES CORPORATION

                         CONDENSED STATEMENTS OF INCOME

                                                                        THREE MONTHS ENDED
                                                                            OCTOBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Revenues..........................................................  $20,134,000     $13,954,000
Cost of Professional Services.....................................   15,434,000      11,035,000
                                                                    -----------     -----------
Gross Margin......................................................    4,700,000       2,919,000
Selling, General and Administrative Expenses......................    2,853,000       1,491,000
                                                                    -----------     -----------
Operating Income..................................................    1,847,000       1,428,000
Interest Income (Expense), net....................................      202,000        (159,000)
                                                                    -----------     -----------
Income Before Provision For Income Taxes..........................    2,049,000       1,269,000
Provision For Income Taxes........................................      801,000         516,000
                                                                    -----------     -----------
Net Income........................................................  $ 1,248,000     $   753,000
                                                                    ===========     ===========
Net Income Per Share..............................................  $      0.16     $      0.15
                                                                    ===========     ===========
Weighted Average Shares Outstanding...............................    7,864,000       4,926,000
                                                                    ===========     ===========

                     DATA PROCESSING RESOURCES CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED
                                                                            OCTOBER 31,
                                                                     --------------------------
                                                                        1996            1995
                                                                     -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.........................................................  $ 1,248,000     $  753,000
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation and Amortization....................................      170,000         23,000
  Deferred Income Taxes............................................           --         20,000
Changes in Operating Assets and Liabilities:
  Accounts Receivable..............................................     (796,000)       (50,000)
  Receivables from Affiliates......................................       15,000        157,000
  Prepaid Expenses and Other Assets................................     (207,000)        15,000
  Accounts Payable and Accrued Liabilities.........................      171,000        856,000
  Income Taxes Payable.............................................      576,000       (779,000)
                                                                     -----------     ----------
          Net Cash Provided by Operating Activities................    1,177,000        995,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property...............................................      (87,000)       (91,000)
                                                                     -----------     ----------
          Net Cash (Used in) Investing Activities..................      (87,000)       (91,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Line of Credit........................................           --       (837,000)
Repayment of Notes Payable -- Other................................           --        (66,000)
                                                                     -----------     ----------
          Net Cash (Used in) Financing Activities..................           --       (903,000)
                                                                     -----------     ----------
NET INCREASE IN CASH...............................................    1,090,000          1,000
Cash and Cash Equivalents, Beginning of Period.....................   21,855,000        247,000
                                                                     -----------     ----------
Cash and Cash Equivalents, End of Period...........................  $22,945,000     $  248,000
                                                                     ===========     ==========
SUPPLEMENTAL INFORMATION -- CASH PAID FOR:
Interest...........................................................  $     4,000     $  140,000
                                                                     ===========     ==========
Income Taxes.......................................................  $   225,000     $1,275,000
                                                                     ===========     ==========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES:
  Adjustment to the value of Common Stock Issued in Acquisition....  $ 1,129,000

                     DATA PROCESSING RESOURCES CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED OCTOBER 31, 1996

1. GENERAL

  Business

     Data Processing Resources Corporation (the Company) is a leading regional specialty staffing company providing information technology services to a diverse group of corporate clients.

  Interim Financial Data

     The interim financial data as of October 31, 1996 and for the three months ended October 31, 1996 and 1995 is unaudited. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. For further information refer to the Company's annual report on Form 10-K for the fiscal year ended July 31, 1996.

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

3. ACQUISITIONS

     In July 1996, the Company acquired the information technology staffing business, including two branch facilities and substantially all of the related assets, of the Applications Design and Development division ("AD&D") of ADD Consulting, Inc. The aggregate purchase price of the acquisition was $12,850,000, consisting of $9,085,000 in cash, 152,121 shares of restricted Company common stock valued at $3,765,000, subsequently adjusted to $2,636,000 to reflect its current fair value.

     Unaudited pro forma combined results of operations for the three months ended October 31, 1996 and 1995 would have been as follows had the acquisition occurred as of the beginning of the respective periods:

                                                                        OCTOBER 31,
                                                                ---------------------------
                                                                   1996            1995
                                                                -----------     -----------
    Revenues..................................................  $20,134,000     $17,179,000
    Pro Forma Net Income......................................  $ 1,248,000     $   837,000
    Pro Forma Net Income Per Share............................  $      0.16     $      0.16
    Weighted Average Shares Outstanding.......................    7,864,000       5,078,000

                     DATA PROCESSING RESOURCES CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 -- (CONTINUED)

4. LONG-TERM DEBT

     On October 25, 1996, the Company obtained a two-year, $20.0 million credit facility (the "Credit Agreement") with Wells Fargo Bank. The Credit Agreement provides a revolving line of credit in the principal amount of $10.0 million, which bears interest, at the Company's option, at either LIBOR plus 1.0% or prime, a facility in the principal amount of $10.0 million for acquisitions, which bears interest, at the Company's option, at either LIBOR plus 1.25% or prime. Both facilities are secured by accounts receivable and equipment. Additional pricing options and alternatives are available to the Company depending on certain financial conditions. The Credit Agreement contains various covenants, including the maintenance of defined financial ratios such as liquidity and tangible net worth. The Company was in compliance with such covenants as of October 31, 1996. As of October 31, 1996 the Company had no outstanding borrowings under the Credit Agreement.

5. RELATED PARTY TRANSACTIONS

     In fiscal 1994, one of the Company's larger clients desired to outsource its entire information systems department through an employee leasing arrangement. Because the Company does not provide such employee leasing services and was unable to provide a comparable employment benefit package to consultants working for this company, a separate company, Information Technology Resources, Inc. ("ITR"), was formed by the founder of the Company and certain other persons, including certain former employees of the client, with the founder owning approximately 75.6% of the outstanding capital stock. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement. Management fees earned by the Company were $300,000 and $263,000 the three months ended October 31, 1996 and 1995, respectively. ITR also contracts with the Company for technical consultants to meet its staffing needs. For the three months ended October 31, 1996 and 1995, the Company recorded revenues of $1,023,000 and $1,393,000 from billing of ITR technical consultants.

     Receivables from affiliates includes a receivable from ITR related to these management services and amounted to $89,000 and $104,000 as of October 31, 1996 and July 31, 1996, respectively. The Company has trade accounts receivable for technical consultants due from ITR of $458,000 and $133,000 as of October 31, 1996 and July 31, 1995, respectively, which are included in accounts receivable in the accompanying balance sheets.

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

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995

     Revenues. Revenues increased $6.2 million, or 44.3%, to $20.1 million for the three months ended October 31, 1996 as compared to $14.0 million for the three months ended October 31, 1995. This increase resulted primarily from the contribution of revenues from the Company's three newest branches (Denver -- opened in December 1995, Seattle -- opened June 1996 and Des Moines -- opened September 1996) and from the acquisition of Applications Design and Development division ("AD&D") of ADD Consulting, Inc. (acquired in July 1996). In addition, the increases were also due to: (i) the Company's existing clients' new information technology projects; (ii) increased demand in the networking and communications market; and (iii) a broadening of the types of services being provided. These increases were partially offset by the performance of the San Francisco branch which contributed $518,000 to revenues for the three months ended October 31, 1996, down from $697,000 in the comparable period in the prior year.

     Gross Margin. Gross margin increased $1.8 million, to $4.7 million for the three months ended October 31, 1996, as compared to $2.9 million for the three months ended October 31, 1995. As a percentage of revenues, gross margin increased to 23.3%, as compared to 20.9% for the same period in the prior year. This gross margin percentage improvement reflects higher gross margins from: (i) AD&D due to their higher mix of salaried consultants; (ii) the opening of the branch offices in Denver, Seattle and Des Moines which are generating higher gross margins than those in the core market; and (iii) the gross margin improvement program in existing markets and a change in service mix, with an increased component of higher gross margin client/server and networking and communications services in the three months ended October 31, 1996 than in the prior year period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $1.4 million, to $2.9 million for the three months ended October 31, 1996, as compared to $1.5 million for the three months ended October 31, 1995. Selling, general and administrative expenses also increased as a percentage of revenues to 14.2% for the three months ended October 31, 1996, as compared to 10.7% for the prior year period. This increase primarily resulted from: (i) amortization of intangible assets related to the acquisition of AD&D, (ii) higher occupancy costs and higher sales and recruiting personnel expenses related to three branch openings; and (iii) investment in additional management personnel and corporate infrastructure required to support planned Company growth.

     Operating Income. Operating income increased $419,000, or 29.3% to $1.8 million for the three months ended October 31, 1996 from $1.4 million for the same period in fiscal 1996. As a percentage of revenues, however, operating income decreased to 9.2% for the three months ended October 31, 1996 as compared to 10.2% for the three months ended October 31, 1995 reflecting the increase in selling, general and administrative expenses as a percentage of revenues, offset, in part, by the gross margin improvement.

     Interest Income (Expense), net. The Company had interest income of $202,000 for the three months ended October 31, 1996 as compared to interest expense of $159,000 for the three months ended October 31, 1995 as a result of the repayment of the Company's interest bearing debt in March 1996 with a portion of the proceeds of the initial public offering (the "Offering") and the investment of the remaining proceeds in interest bearing securities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and net working capital totaled $22.9 million and $28.1 million, respectively, as of October 31, 1996. The primary sources of cash generated from operations in the three months ended October 31, 1996 were net income and an increase in income taxes payable, offset by an increase in accounts receivable, prepaid expenses and other assets.

     In October 1996, the Company obtained a two-year, $20.0 million credit facility (the "Credit Agreement") with Wells Fargo Bank. The Credit Agreement provides a revolving line of credit in the principal amount of $10.0 million, which bears interest, at the Company's option, at either LIBOR plus 1.0% or prime, a facility in the principal amount of $10.0 million for acquisitions, which bears interest, at the Company's option, at either LIBOR plus 1.25% or prime. Both facilities are secured by accounts receivable and equipment. Additional pricing options and alternatives are available to the Company depending on certain financial conditions. The Credit Agreement contains various covenants, including the maintenance of defined financial ratios such as liquidity and tangible net worth. The Company was in compliance with such covenants as of October 31, 1996. As of October 31, 1996 the Company had no outstanding borrowings under the Credit Agreement.

     In November 1996, the Company acquired all of the outstanding common stock of Phoenix -- based Professional Software Consultants, Inc. (PSCI). Under the terms of the agreement, the purchase price was approximately $4.9 million in an all cash transaction plus an earn-out based on PSCI's performance for the two months ending December 31, 1996.

     The Company anticipates that its primary uses of working capital in future periods will be for acquisitions, the internal development of new branches and the funding of increases in accounts receivable. Although the Company seeks to use its common stock to make acquisitions, to the extent possible, a substantial portion of the purchase price for AD&D and all of the purchase price for PSCI was paid in cash. Future acquisition candidates may also require that all or a significant portion of the purchase price be paid in cash. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company cannot predict to what extent new branches will be added through acquisitions as compared to internal development.

     The Company anticipates that the opening of new branches will require an investment of approximately $150,000 to $200,000 per branch to acquire equipment and supplies and to fund operating losses for the initial nine- to twelve-month period of operations which management believes will generally be required for a new branch to achieve profitability. The Company expenses the costs of opening a new branch as incurred, except for the cost of equipment and other capital assets, which are capitalized. Generally, expenditures for such capital assets for a new branch will be less than $50,000. There can be no assurance that future branches will achieve profitability within a nine- to twelve-month period after opening. The Company anticipates making additional capital expenditures in connection with the development of new branch facilities in future periods and the improvement of its network and operating system infrastructure and management reporting system.

     The Company believes that the existing cash and cash equivalents, cash flow from operations and available borrowings under the Credit Agreement, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months, although the Company could be required to seek additional debt or equity funding, if it uses its existing cash reserves in connection with further acquisitions.

                     DATA PROCESSING RESOURCES CORPORATION

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         Exhibit 27       Financial Data Schedule

     (b) Reports on Form 8-K
         The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1996:

         Current Report on Form 8-K/A dated July 1, 1996 and filed on August 27, 1996, filing under Item 7 financial statements of ADD Consulting, Inc. and AD&D Acquisition, Inc., pursuant to a definitive Agreement of Purchase and Sale of Assets dated July 1, 1996, by and among Data Processing Resources Corporation, ADD Consulting, Inc. and Gerald R. Ladd.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 13TH DAY OF DECEMBER, 1996.

                                          DATA PROCESSING RESOURCES CORPORATION

                                          By: /s/  MICHAEL A. PIRAINO
                                          --------------------------------------
                                          Michael A. Piraino, Senior Vice
                                          President and Chief Financial Officer