Form 10-Q
period 1997-01-31
DATA PROCESSING RESOURCES CORP
filed 1997-03-17
CIK 1005700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JANUARY 31, 1997


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

Number of shares of common stock outstanding as of January 31, 1997 is 10,197,547.

                      DATA PROCESSING RESOURCES CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      PAGE
                                                                                      ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

      Condensed Consolidated Balance Sheets as of January 31, 1997 and July 31, 1996       3

      Condensed Consolidated Statements of Income for the Three and Six Months Ended
      January 31, 1997 and 1996                                                            4

      Condensed Consolidated Statements of Cash Flows for the Three and Six Months
         Ended January 31, 1997 and 1996                                                   5

      Notes to Condensed Consolidated Financial Statements                               6-8

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                              9-12

PART II.  OTHER INFORMATION                                                               13

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE                                                                                 14

                    DATA PROCESSING RESOURCES CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       JANUARY 31,      JULY 31,
                                                                          1997           1996
                                                                       -----------   -----------
                                     ASSETS
Current  Assets:
  Cash and  Cash Equivalents                                           $42,682,000   $21,855,000
  Accounts Receivable (net of allowance for doubtful accounts of $213,000 and $129,000 as of January 31, 1997
     and July 31, 1996, respectively)                                   14,437,000     8,436,000
  Prepaid Expenses and Other Current Assets                                825,000       603,000
                                                                       -----------   -----------
      Total Current Assets                                              57,944,000    30,894,000

Property, net                                                            1,199,000       739,000

Other Assets                                                                65,000        69,000
Intangible Assets                                                       31,396,000    12,327,000
                                                                       -----------   -----------

                                                                       $90,604,000   $44,029,000
                                                                       ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable and Accrued Liabilities                             $ 5,659,000   $ 3,690,000
  Income Taxes Payable                                                     432,000       303,000
                                                                       -----------   -----------
       Total Current Liabilities                                         6,091,000     3,993,000

Shareholders' Equity:
  Preferred Stock; 2,000,000 shares authorized; no shares
     issued and outstanding                                                    -             -
  Common Stock; 20,000,000 shares authorized;  10,197,547 and
      7,492,321 shares issued and outstanding as of January 31, 1997
      and July 31, 1996, respectively                                   80,093,000    38,125,000
  Additional Paid-in Capital                                             1,636,000     1,636,000
  Retained Earnings                                                      2,784,000       275,000
                                                                       -----------   -----------
       Total Shareholders' Equity                                       84,513,000    40,036,000
                                                                       -----------   -----------

                                                                       $90,604,000   $44,029,000
                                                                       ===========   ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       DATA PROCESSING RESOURCES CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JANUARY 31,                   JANUARY 31,
                                                            --------------------------------------------------------
                                                               1997           1996            1997          1996
                                                            -----------   ------------    -----------   ------------
Revenues                                                    $23,777,000   $ 13,246,000    $43,911,000   $ 27,200,000
Cost of Professional Services                                18,172,000     10,433,000     33,606,000     21,468,000
                                                            -----------   ------------    -----------   ------------
    Gross Margin                                              5,605,000      2,813,000     10,305,000      5,732,000
Selling, General and Administrative Expenses                  3,665,000      1,744,000      6,518,000      3,235,000
                                                            -----------   ------------    -----------   ------------
Operating Income                                              1,940,000      1,069,000      3,787,000      2,497,000
Interest Income (Expense), net                                  124,000       (154,000)       326,000       (313,000)
                                                            -----------   ------------    -----------   ------------
Income Before Provision For Income Taxes                      2,064,000        915,000      4,113,000      2,184,000
Provision For Income Taxes                                      803,000        373,000      1,604,000        889,000
                                                            -----------   ------------    -----------   ------------
Net Income                                                  $ 1,261,000   $    542,000    $ 2,509,000   $  1,295,000
                                                            ===========   ============    ===========   ============
Net Income Per Share                                        $      0.16   $       0.11    $      0.32   $       0.26
                                                            ===========   ============    ===========   ============
Weighted Average Shares Outstanding                           8,065,000      4,926,000      7,965,000      4,926,000
                                                            ===========   ============    ===========   ============








         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      DATA PROCESSING RESOURCES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                     SIX MONTHS ENDED
                                                                         JANUARY 31,
                                                                ---------------------------
                                                                     1997            1996
                                                                ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                      $  2,509,000    $ 1,295,000
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
          Depreciation and Amortization                              447,000         55,000
Changes in Operating Assets and Liabilities,
     Net of the Effect of Acquisitions:
          Accounts Receivable                                     (1,570,000)    (1,065,000)
          Prepaid Expenses and Other Assets                         (950,000)        96,000
          Accounts Payable and Accrued Liabilities                   559,000         97,000
          Income Taxes Payable                                        75,000     (1,411,000)
                                                                ------------    -----------

      Net Cash Provided by (Used in) Operating Activities          1,070,000       (933,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Acquisitions                                       (18,924,000)           -
Purchase of Property                                                (373,000)      (282,000)
                                                                ------------    -----------
      Net Cash Used in Investing Activities                      (19,297,000)      (282,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Public Offering, net                                39,054,000            -
Proceeds from Line of Credit,net                                         -        1,392,000
Repayment of Notes Payable - Other                                       -         (302,000)
                                                                ------------    -----------
      Net Cash Provided by Financing Activities                   39,054,000      1,090,000
                                                                ------------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              20,827,000       (125,000)
Cash and Cash Equivalents, Beginning of Period                    21,855,000        247,000
                                                                ------------    -----------
Cash and Cash Equivalents, End of Period                        $ 42,682,000    $   122,000
                                                                ============    ===========

SUPPLEMENTAL INFORMATION - CASH PAID FOR:
Interest                                                        $     11,000    $   289,000
                                                                ============    ===========
Income Taxes                                                    $  1,528,000    $ 2,325,000
                                                                ============    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
  FINANCING AND INVESTING ACTIVITIES:
Detail of Businesses Acquired in Stock Purchase
Transactions
   Fair Value of Assets Acquired                                $  8,049,000            -
   Common Stock Issued in Acquisition                           $  4,043,000            -
   Cash Paid for Acquisition, Net of Cash Acquired              $ 18,924,000            -
   Liabilities Assumed or Created                               $  1,188,000            -
   Adjustment to the value of Common Stock Issued
                                                                                        -
     in Acquisition                                             $  1,129,000            -










                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      DATA PROCESSING RESOURCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1997 AND 1996

  1.  GENERAL

  Business

      Data Processing Resources Corporation (the Company) is a leading regional specialty staffing company providing information technology services to a diverse group of corporate clients.

Interim Financial Data

      The interim financial data as of January 31, 1997 and for the three and six months ended January 31, 1997 and 1996 is unaudited. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. For further information refer to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 and the Company's recent filing on Form S-1 dated January 21, 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property

      The cost of furniture, fixtures and equipment is depreciated using accelerated methods based on the estimated useful lives of the related assets, generally five to seven years.

Revenue Recognition

      The Company recognizes revenues as services are performed.

Income Taxes

      The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in the tax law or rates.

                      DATA PROCESSING RESOURCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1997 AND 1996

3.  ACQUISITIONS

        In November 1996, the Company acquired all of the outstanding common stock of Phoenix-based Professional Software Consultants, Inc. (PSC). Under the terms of the agreement, the purchase price was approximately $4.9 million in an all cash transaction plus an earn-out, to be paid by March 31, 1997, based on PSC's earnings before interest and taxes through December 31, 1996.

        In January 1997, the Company acquired all of the outstanding capital stock of Dallas-based LEARDATA Info-Services, Inc. (Leardata). Under the terms of the agreement, the purchase price was approximately $21.4 million, consisting of $17,329,000 in cash and 310,226 shares of restricted Company common stock, valued at $4,043,000.

      Each of these transactions were accounted for as a purchase. The excess of cost over fair value was allocated to goodwill, which is amortized on a straight-line basis over 25 years.

      Unaudited pro forma combined results of operations for the six months ended January 31, 1997 and 1996 would have been as follows had the acquisitions occurred as of the beginning of the respective periods:


                                               1997           1996
                                               ----           ----
Revenues                                     $  55,680,000    $  44,672,000
Pro Forma Net Income                         $   2,905,000    $   1,586,000
Pro Forma Net Income Per Share               $        0.35    $        0.29
Weighted Average Shares Outstanding              8,223,000        5,388,000


4.  SHAREHOLDERS' EQUITY

      In January 1997 the Company completed a second public offering (the "Offering") of 2,395,000 shares of its common stock at an offering price of $17.50 per share for net proceeds of $39.1 million after offering costs.

                      DATA PROCESSING RESOURCES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1997 AND 1996

5.  RELATED PARTY TRANSACTIONS

      In fiscal 1994, one of the Company's larger clients desired to outsource its entire information systems department through an employee leasing arrangement. Because the Company does not provide such employee leasing services and was unable to provide a comparable employment benefit package to consultants working for this company, a separate company, Information Technology Resources, Inc. ("ITR"), was formed by the founder of the Company and certain other persons, including certain former employees of the client, with the founder owning approximately 75.6% of the outstanding capital stock. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement. Management fees earned by the Company were $570,000 and $452,000 for the six months ended January 31, 1997 and 1996, respectively. ITR also contracts with the Company for technical consultants to meet its staffing needs. For the six months ended January 31, 1997 and 1996, the Company recorded revenues of $1,999,000 and $2,653,000 from billing of ITR technical consultants.

      Receivables from affiliates includes a receivable from ITR related to these management services and amounted to $130,000 and $104,000 as of January 31, 1997 and July 31, 1996, respectively. The Company has trade accounts receivable for technical consultants due from ITR of $350,000 and $133,000 as of January 31, 1997 and July 31, 1996, respectively, which are included in accounts receivable in the accompanying balance sheets.

                      DATA PROCESSING RESOURCES CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Form 10-Q contains forward-looking statements within the meaning of
   Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical consultants; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; and other factors described throughout this Form 10-Q, in the Company's Form 10-K for the year ended July 31, 1996 and its Form 10-Q for the quarter ended October 31, 1996. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, including the risk factors set forth in the Company's prospectus dated January 21, 1997.

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996

      Revenues. Revenues increased $10.5 million, or 79.5%, to $23.8 million for the three months ended January 31, 1997 as compared to $13.2 million for the three months ended January 31, 1996. This increase resulted primarily from the contribution of revenues from the acquisitions of the Applications Design and Development division ("AD&D") of ADD Consulting, Inc. (acquired in July 1996), Professional Software Consultants, Inc. ("PSC") (acquired in November 1996) and LEARDATA Info-Services, Inc. ("Leardata") (acquired in January 1997), and from the Denver branch (opened in November 1995), the Seattle branch (opened in June
1996), the Des Moines branch (opened in September 1996) and increases in the Company's core market in Southern California. Despite seasonal lows typically experienced during the second fiscal quarter due to holidays, vacations and holiday shut downs at client sites, the increases were also due to: (i) new information technology projects; (ii) increased demand in the networking and communications market; (iii) a broadening of the types of services being provided; and (iv) an increase in the performance of the San Francisco branch which contributed $481,000 to revenues for the three months ended January 31, 1997, up from $434,000 in the comparable period in the prior year.

      Gross Margin. Gross margin increased $2.8 million, to $5.6 million for the three months ended January 31, 1997, as compared to $2.8 million for the three months ended January 31, 1996. As a percentage of revenues, gross margin increased to 23.6%, as compared to 21.2% for the same period in the prior year. This gross margin percentage improvement reflects higher gross margins from: (i) AD&D, PSC and Leardata due to their higher mix of salaried consultants; (ii) the opening of the branch offices in Denver, Seattle and Des Moines which are generating higher gross margins than those in the core market; and (iii) the gross margin improvement program in existing markets and a change in service mix, with an increased component of higher gross margin client/server and networking and communications services in the three months ended January 31, 1997 than in the comparable period in the prior year.

                      DATA PROCESSING RESOURCES CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $1.9 million, to $3.7 million for the three months ended January 31, 1997, as compared to $1.7 million for the three months ended January 31, 1996. Selling, general and administrative expenses also increased as a percentage of revenues to 15.4% for the three months ended January 31, 1997, as compared to 13.2% for the prior year period. This increase primarily resulted from: (i) amortization of intangible assets related to the acquisition of AD&D, PSC and Leardata, (ii) investment in additional management personnel and corporate infrastructure required to support planned Company growth, particularly sales and recruiting personnel; and (iii) costs related to new branch openings.

      Operating Income. Operating income increased $871,000, or 81.5% to $1.9 million for the three months ended January 31, 1997 from $1.1 million for the three months ended January 31, 1996. As a percentage of revenues, operating income increased to 8.2% for the three months ended January 31, 1997 as compared to 8.1% for the three months ended January 31, 1996 reflecting gross margin improvement, offset, in part, by the increase in selling, general and administrative expenses as a percentage of revenues.

      Interest Income (Expense), net. The Company had interest income of $124,000 for the three months ended January 31, 1997 as compared to interest expense of $154,000 for the three months ended January 31, 1996 as a result of the repayment of the Company's interest bearing debt with a portion of the proceeds of the Company's initial public offering of securities in March 1996, the proceeds of the Company's second public offering of securities (the "Offering") in January 1997, and the investment of the remaining proceeds of both offerings in interest bearing securities.

SIX MONTHS ENDED JANUARY 31, 1997 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1996

      Revenues. Revenues increased $16.8 million, or 61.4%, to $43.9 million for the six months ended January 31, 1997 as compared to $27.2 million for the six months ended January 31, 1996. This increase resulted primarily from the contribution of revenues from the acquisitions of AD&D, PSC and Leardata, the Denver branch, the Seattle branch, the Des Moines branch and increases in the Company's core market in Southern California. Despite seasonal lows typically experienced during the second fiscal quarter due to holidays, vacations and holiday shut downs at client sites, the increases were also due to: (i) new information technology projects;; (ii) increased demand in the networking and communications market; and (iii) a broadening of the types of services being provided. These increases were partially offset by the performance of the San Francisco branch which contributed $999,000 to revenues for the six months ended January 31, 1997, down from $1.1 million in the comparable period in the prior year.

      Gross Margin. Gross margin increased $4.6 million, to $10.3 million for the six months ended January 31, 1997, as compared to $5.7 million for the six months ended January 31, 1996. As a percentage of revenues, gross margin increased to 23.5%, as compared to 21.1% for the same period in the prior year. This gross margin percentage improvement reflects higher gross margins from: (i) AD&D, PSC and Leardata due to their higher mix of salaried consultants; (ii) the opening of the branch offices in Denver, Seattle and Des Moines which are generating higher gross margins than those in the core market; and (iii) the gross margin improvement program in existing markets and a change in service mix, with an increased component of higher

                      DATA PROCESSING RESOURCES CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

gross margin client/server and networking and communications services in the six months ended January 31, 1997 than in the comparable period in the prior year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $3.3 million, to $6.5 million for the six months ended January 31, 1997, as compared to $3.2 million for the six months ended January 31, 1996. Selling, general and administrative expenses also increased as a percentage of revenues to 14.8% for the six months ended January 31, 1997, as compared to 11.9% for the prior year period. This increase primarily resulted from: (i) amortization of intangible assets related to the acquisition of AD&D, PSC and Leardata, (ii) investment in additional management personnel and corporate infrastructure required to support planned Company growth, particularly sales and recruiting personnel; and (iii) costs related to new branch openings.

      Operating Income. Operating income increased $1.3 million, or 51.7% to $3.8 million for the six months ended January 31, 1997 from $2.5 million for the six months ended January 31, 1996. As a percentage of revenues, however, operating income decreased to 8.6% for the six months ended January 31, 1997 as compared to 9.2% for the six months ended January 31, 1996 reflecting the increase in selling, general and administrative expenses as a percentage of revenues, offset, in part, by the gross margin improvement.

      Interest Income (Expense), net. The Company had interest income of $326,000 for the six months ended January 31, 1997 as compared to interest expense of $313,000 for the six months ended January 31, 1996 as a result of the repayment of the Company's interest debt with a portion of the proceeds of the Company's initial public offering of securities in March 1996, the proceeds of the Offering in January 1997, and the investment of the remaining proceeds of both offerings in interest bearing securities.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents and net working capital totaled $42.7 million and $51.9 million, respectively, as of January 31, 1997. The Company generated $1.0 million in cash flow from operations for the six months ended January 31, 1997 from net income and an increase in accounts payable and accrued liabilities, offset by an increase in accounts receivable, prepaid expenses and other assets. The Company used $18.9 million in cash to acquire companies and generated cash from financing activities of $39.1 million in net proceeds from the Offering completed in January 1997.

      In October 1996, the Company obtained a two-year credit facility with Wells Fargo Bank (the "Credit Agreement") which provides a revolving line of credit in the principal amount of $10.0 million and a facility for acquisitions in the principal amount of $10.0 million. Borrowings under the revolving line of credit bear interest at either LIBOR plus 1.0% or prime, at the Company's option. Borrowings under the acquisition facility bear interest at LIBOR plus 1.25% or prime, at the Company's option, and amortize over a five year term. Both facilities are secured by accounts receivable and equipment. Additional pricing options and alternatives are available to the Company depending on

                      DATA PROCESSING RESOURCES CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


certain financial conditions. The Credit Agreement contains various covenants, including the maintenance of defined financial ratios such as liquidity and tangible net worth. During January 1997 the Company utilized borrowings on a short-term basis on the Credit Agreement which were repaid with the proceeds of the Offering. As of January 31, 1997, the Company had no outstanding borrowings under the Credit Agreement and was in compliance with such covenants.

      In November 1996, the Company acquired all of the outstanding common stock of Phoenix-based PSC. Under the terms of the agreement, the purchase price was approximately $4.9 million in an all cash transaction plus an earn-out, to be paid by March 31, 1997, based on PSC's earnings before interest and taxes through December 31, 1996.

      The Company anticipates that its primary uses of working capital in future periods will be for acquisitions, the internal development of new branches and the funding of increases in accounts receivable. Although the Company seeks to use its common stock to make acquisitions, to the extent possible, a substantial portion of the purchase price for AD&D, Leardata and all of the purchase price for PSC was paid in cash. The Company continually reviews and evaluates acquisition candidates to complement and expand its existing business, and is at various stages of evaluation and discussion with a number of such candidates. Such acquisition candidates may also require that all or a significant portion of the purchase price be paid in cash. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company cannot predict to what extent new branches will be added through acquisitions as compared to internal development.

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

      The Company believes that the existing cash and cash equivalents, cash flow from operations and available borrowings under the Credit Agreement, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months, although the Company is evaluating various potential acquisitions which could require all or a substantial portion or the existing cash and cash equivalents and could be completed within the next 12 months. To the extent the Company uses all of its cash resources for acquisitions, the Company may be required to obtain additional funds, if available, through additional borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to implement its growth strategy fully.

                      DATA PROCESSING RESOURCES CORPORATION
                           PART II - OTHER INFORMATION


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.  OTHER INFORMATION
         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits
             Exhibit 27     Financial Data Schedule

       (b)  Reports on Form 8-K
            The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the second quarter of fiscal 1997:

            Current Report on Form 8-K dated November 26, 1996 and filed on December 11, 1996, filing under Item 2 statement regarding the acquisition by the Company of the outstanding stock of Professional Software Consultants, Inc.

            Current Report on Form 8-K dated January 6, 1997 and filed on January 21, 1997, filing under Item 2 statement regarding the acquisition by the Company of the outstanding capital stock of LEARDATA Info-Services, Inc. ("Leardata"). The financial statements of Leardata were incorporated into the Current Report on Form 8-K by reference from the Company's registration statement on Form S-1 (Registration No. 333-18719) originally filed with the Securities and Exchange Commission on December 24, 1996, as amended by Amendment No. 1 to such registration statement filed with the Securities and Exchange Commission on January 7, 1997.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 17TH DAY OF MARCH, 1997.

                              DATA PROCESSING RESOURCES CORPORATION


                              By:    /s/ MICHAEL A. PIRAINO
                                 --------------------------------------
                              Michael A. Piraino, Senior Vice President
                              and Chief Financial Officer