Form 10-Q
period 1997-04-30
DATA PROCESSING RESOURCES CORP
filed 1997-06-16
CIK 1005700

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock outstanding as of April 30, 1997 is 10,895,579.

================================================================================

                     DATA PROCESSING RESOURCES CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL INFORMATION,
                        OTHER INFORMATION AND SIGNATURE

                                                                                          PAGE
                                                                                          -----
PART I.     FINANCIAL INFORMATION
  Item 1.   Consolidated Financial Statements
            Condensed Consolidated Balance Sheets as of April 30, 1997 and July 31,
            1996........................................................................      3
            Condensed Consolidated Statements of Income for the Three and Nine Months
            Ended April 30, 1997 and 1996...............................................      4
            Condensed Consolidated Statements of Cash Flows for the Three and Nine
            Months Ended April 30, 1997 and 1996........................................      5
            Notes to Condensed Consolidated Financial Statements........................    6-7
  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................   8-11

PART II.    OTHER INFORMATION...........................................................
  Item 1.   Legal Proceedings...........................................................     12
  Item 2.   Changes in Securities.......................................................     12
  Item 3.   Defaults Upon Senior Securities.............................................     12
  Item 4.   Submission of Matters to Vote of Security Holders...........................     12
  Item 5.   Other Information...........................................................     12
  Item 6.   Exhibits and Reports on Form 8-K............................................     12

SIGNATURE   ............................................................................     13

                     DATA PROCESSING RESOURCES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    APRIL 30,        JULY 31,
                            A S S E T                                  1997            1996
-----------------------------------------------------------------  ------------     -----------
Current Assets:
  Cash and Cash Equivalents......................................  $ 23,635,000     $21,855,000
  Accounts Receivable (net of allowance for doubtful accounts of
     $235,000 and $129,000 as of April 30, 1997 and July 31,
     1996, respectively).........................................    19,836,000       8,436,000
  Prepaid Expenses and Other Current Assets......................     1,106,000         603,000
                                                                   ------------     -----------
          Total Current Assets...................................    44,577,000      30,894,000
Property, net....................................................     1,362,000         739,000
Other Assets.....................................................       105,000          69,000
Intangible Assets................................................    59,408,000      12,327,000
                                                                   ------------     -----------
                                                                   $105,452,000     $44,029,000
                                                                   ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable and Accrued Liabilities.......................  $  8,311,000     $ 3,690,000
  Income Taxes Payable...........................................     1,953,000         303,000
                                                                   ------------     -----------
          Total Current Liabilities..............................    10,264,000       3,993,000

Shareholders' Equity:
  Preferred Stock; 2,000,000 shares authorized; no shares issued
     and outstanding.............................................            --              --
  Common Stock; 20,000,000 shares authorized; 10,895,579 and
     7,492,321 shares issued and outstanding as of April 30, 1997
     and July 31, 1996, respectively.............................    88,913,000      38,125,000
  Additional Paid-in Capital.....................................     1,636,000       1,636,000
  Retained Earnings..............................................     4,639,000         275,000
                                                                   ------------     -----------
          Total Shareholders' Equity.............................    95,188,000      40,036,000
                                                                   ------------     -----------
                                                                   $105,452,000     $44,029,000
                                                                   ============     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      APRIL 30,                   APRIL 30,
                                              -------------------------   -------------------------
                                                 1997          1996          1997          1996
                                              -----------   -----------   -----------   -----------
Revenues....................................  $31,355,000   $14,815,000   $75,266,000   $42,015,000
Cost of Professional Services...............   23,435,000    11,780,000    57,041,000    33,248,000
                                              -----------   -----------   -----------   -----------
     Gross Margin...........................    7,920,000     3,035,000    18,225,000     8,767,000
Selling, General and Administrative
  Expenses..................................    5,191,000     1,606,000    11,709,000     4,841,000
                                              -----------   -----------   -----------   -----------
Operating Income............................    2,729,000     1,429,000     6,516,000     3,926,000
Interest Income (Expense), net..............      347,000       (83,000)      673,000      (396,000)
                                              -----------   -----------   -----------   -----------
Income Before Provision For Income Taxes....    3,076,000     1,346,000     7,189,000     3,530,000
Provision For Income Taxes..................    1,221,000       523,000     2,825,000     1,412,000
                                              -----------   -----------   -----------   -----------
Net Income..................................  $ 1,855,000   $   823,000   $ 4,364,000   $ 2,118,000
                                              ===========   ===========   ===========   ===========
Net Income Per Share........................  $      0.18   $      0.13   $      0.50   $      0.38
                                              ===========   ===========   ===========   ===========

Weighted Average Shares Outstanding.........   10,530,000     6,550,000     8,816,000     5,512,000
                                              ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED
                                                                             APRIL 30,
                                                                     --------------------------
                                                                         1997          1996
                                                                     ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.........................................................  $  4,364,000   $ 2,118,000
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
     Depreciation and Amortization.................................       880,000       109,000
Changes in Operating Assets and Liabilities, Net of the Effect of
  Acquisitions:
     Accounts Receivable...........................................    (4,212,000)   (1,463,000)
     Prepaid Expenses and Other Assets.............................    (1,226,000)      366,000
     Accounts Payable and Accrued Liabilities......................     1,730,000       484,000
     Income Taxes Payable..........................................       697,000    (1,297,000)
                                                                     ------------   -----------
          Net Cash Provided by Operating Activities................     2,233,000       317,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Acquisitions.........................................   (38,684,000)           --
Purchase of Property...............................................      (513,000)     (511,000)
                                                                     ------------   -----------
          Net Cash Used in Investing Activities....................   (39,197,000)     (511,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Public Offering, net.................................    38,719,000    34,456,000
Proceeds from the Exercise of Stock Options........................        25,000        14,000
Repayment of Long-Term Debt........................................            --    (4,309,000)
Proceeds from Line of Credit, net..................................            --      (836,000)
                                                                     ------------   -----------
          Net Cash Provided by Financing Activities................    38,744,000    29,325,000
                                                                     ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................     1,780,000    29,131,000
Cash and Cash Equivalents, Beginning of Period.....................    21,855,000       248,000
                                                                     ------------   -----------
Cash and Cash Equivalents, End of Period...........................  $ 23,635,000   $29,379,000
                                                                     ============   ===========
SUPPLEMENTAL INFORMATION -- CASH PAID FOR:
Interest...........................................................  $     53,000   $   408,000
                                                                     ============   ===========
Income Taxes.......................................................  $  2,129,000   $ 2,689,000
                                                                     ============   ===========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES:
Detail of Businesses Acquired in Stock Purchase Transactions
  Fair Value of Assets Acquired....................................  $ 11,892,000            --
  Common Stock Issued in Acquisition...............................  $ 18,819,000            --
  Cash Paid for Acquisition, Net of Cash Acquired..................  $ 38,684,000            --
  Liabilities Assumed or Created...................................  $  3,083,000            --
  Adjustment to the Value of Common Stock Issued in Acquisition....  $  6,775,000            --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1997 AND 1996

1. GENERAL

  Business

     Data Processing Resources Corporation (the Company) is a leading multi-regional specialty staffing company providing information technology services to a diverse group of corporate clients.

  Interim Financial Data

     The interim financial data as of April 30, 1997 and for the three and nine months ended April 30, 1997 and 1996 is unaudited. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. For further information refer to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 and the Company's registration statement on Form S-1 (Registration No. 333-18719) originally filed with the Securities and Exchange Commission on December 24, 1996, as amended by Amendment No. 1 to such registration statement filed with the Securities and Exchange Commission on January 7, 1997 and in the prospectus related thereto filed January 21, 1997. Certain reclassifications have been made in the condensed consolidated financial statements to conform amounts previously reported for fiscal period 1996 to the fiscal period 1997 presentation.

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

3. ACQUISITIONS

     In November 1996, the Company acquired all of the outstanding common stock of Phoenix-based Professional Software Consultants, Inc. (PSC). Under the terms of the agreement, the purchase price was approximately $6.2 million in an all cash transaction which included an earn-out based on PSC's earnings before interest and taxes through December 31, 1996.

     In January 1997, the Company acquired all of the outstanding capital stock of Dallas-based LEARDATA Info-Services, Inc. (Leardata). Under the terms of the agreement, the purchase price was approximately $21.4 million, consisting of $17,329,000 in cash and 310,226 shares of restricted common stock, valued at $4,043,000, after an adjustment to reflect the impact of restrictions on disposition of the stock.

                     DATA PROCESSING RESOURCES CORPORATION

          FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1997 AND 1996

     In April 1997, the Company completed the acquisition by merger of Computec International Strategic Resources, Inc. ("Computec"). Under the terms of the agreement, the purchase price was approximately $28.2 million, consisting of $19,047,000 in cash and 677,880 shares of restricted common stock, valued at $9,130,000, after an adjustment to reflect the impact of restrictions on disposition of the stock. The definitive agreement also calls for an earnout contingent upon Computec's earnings before interest and taxes through December 31, 1998.

     Acquisition costs which include legal, accounting, tax, and advisory fees of approximately $1.6 million for PSC, Leardata and Computec have been allocated to goodwill.

     Each of these transactions were accounted for as purchases. The excess of cost over fair value was allocated to goodwill, which is amortized on a straight-line basis over 25 years.

     Unaudited pro forma combined results of operations for the nine months ended April 30, 1997 and 1996 would have been as follows had the acquisitions occurred as of the beginning of the respective periods:

                                                               1997            1996
                                                           ------------     -----------
        Revenues.........................................  $101,978,000     $81,902,000
        Pro Forma Net Income.............................  $  5,524,000     $ 2,792,000
        Pro Forma Net Income Per Share...................  $       0.57     $      0.42
        Weighted Average Shares Outstanding..............     9,666,000       6,652,000

4. SHAREHOLDERS' EQUITY

     In January 1997, the Company completed a second public offering (the "Offering") of 2,395,000 shares of its common stock at an offering price of $17.50 per share for net proceeds of $38.7 million after offering costs.

5. RELATED PARTY TRANSACTIONS

     Information Technology Resources, Inc. ("ITR") was formed by the founder of the Company and certain other persons, including former employees of ITR, with the founder owning approximately 75.6% of the outstanding capital stock. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement. Management fees earned by the Company were $810,000 and $750,000 for the nine months ended April 30, 1997 and 1996, respectively. ITR also contracts with the Company for technical consultants to meet its staffing needs. For the nine months ended April 30, 1997 and 1996, the Company recorded revenues of $2,778,000 and $3,855,000 from billing of ITR technical consultants, respectively.

                     DATA PROCESSING RESOURCES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical consultants; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; and other factors described throughout this Form 10-Q, in the Company's Form 10-K for the year ended July 31, 1996 and its Form 10-Q for the quarters ended October 31, 1996 and January 31, 1997. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, including the risk factors set forth in the Company's prospectus dated January 21, 1997.

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

     Revenues. Revenues increased $16.5 million, or 111.6%, to $31.4 million for the three months ended April 30, 1997 as compared to $14.8 million for the three months ended April 30, 1996. This increase resulted primarily from the contribution of revenues from the acquisitions of the Applications Design and Development division ("AD&D") of ADD Consulting, Inc. (acquired in July 1996), Professional Software Consultants, Inc. ("PSC") (acquired in November 1996) and LEARDATA Info-Services, Inc. ("Leardata") (acquired in January 1997), and from the Denver branch (opened in November 1995), the Seattle branch (opened in June
1996), the Des Moines branch (opened in September 1996), the Portland branch (opened in February 1997) and increases in the Company's core market in Southern California. The increases were also due to: (i) new information technology projects; (ii) increased demand in the networking and communications market; and
(iii) a broadening of the types of services being provided such as LAN/WAN and Year 2000 conversion.

     Gross Margin. Gross margin increased $4.9 million, to $7.9 million for the three months ended April 30, 1997, as compared to $3.0 million for the three months ended April 30, 1996. As a percentage of revenues, gross margin increased to 25.3%, as compared to 20.5% for the same period in the prior year. This gross margin percentage improvement reflects higher gross margins from: (i) AD&D, PSC and Leardata due to their higher mix of salaried consultants; (ii) the opening of the branch offices in Denver, Seattle, Des Moines and Portland which are generating higher gross margins than those in the core market in Southern California; and (iii) the gross margin improvement program in existing markets and a change in the mix of service offerings.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $3.6 million, to $5.2 million for the three months ended April 30, 1997, as compared to $1.6 million for the three months ended April 30, 1996. Selling, general and administrative expenses also increased as a percentage of revenues to 16.6% for the three months ended April 30, 1997, as compared to 10.8% for the prior year period. This increase primarily resulted from: (i) amortization of intangible assets related to the acquisitions of AD&D, PSC and Leardata, (ii) investment in additional management personnel and corporate infrastructure required to support planned Company growth, particularly sales and recruiting personnel; and (iii) costs related to new branch openings.

     Operating Income. Operating income increased $1.3 million, or 91.0% to $2.7 million for the three months ended April 30, 1997 from $1.4 million for the three months ended April 30, 1996. As a percentage of revenues, operating income decreased to 8.7% for the three months ended April 30, 1997 as compared to 9.6%

                     DATA PROCESSING RESOURCES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

for the three months ended April 30, 1996 reflecting the increase in selling, general and administrative expenses as a percentage of revenues, offset, in part, by gross margin improvement.

     Interest Income (Expense), net. The Company had net interest income of $347,000 for the three months ended April 30, 1997 as compared to net interest expense of $83,000 for the three months ended April 30, 1996 as a result of the repayment of the Company's interest bearing debt with a portion of the proceeds of the Company's initial public offering of securities in March 1996, the proceeds of the Company's second public offering of securities (the "Offering") in January 1997, and the investment of the remaining proceeds of both offerings in interest bearing securities.

NINE MONTHS ENDED APRIL 30, 1997 COMPARED TO NINE MONTHS ENDED APRIL 30, 1996

     Revenues. Revenues increased $33.3 million, or 79.1%, to $75.3 million for the nine months ended April 30, 1997 as compared to $42.0 million for the nine months ended April 30, 1996. This increase resulted primarily from the contribution of revenues from the acquisitions of AD&D, PSC and Leardata, the Denver branch, the Seattle branch, the Des Moines branch, the Portland branch and increases in the Company's core market in Southern California. The increases were also due to: (i) new information technology projects; (ii) increased demand in the networking and communications market; and (iii) a broadening of the types of services being provided such as LAN/WAN and Year 2000 conversion.

     Gross Margin. Gross margin increased $9.5 million, to $18.2 million for the nine months ended April 30, 1997, as compared to $8.8 million for the nine months ended April 30, 1996. As a percentage of revenues, gross margin increased to 24.2%, as compared to 20.9% for the same period in the prior year. This gross margin percentage improvement reflects higher gross margins from: (i) AD&D, PSC and Leardata due to their higher mix of salaried consultants; (ii) the opening of the branch offices in Denver, Seattle, Des Moines and Portland which are generating higher gross margins than those in the core market in Southern California; and (iii) the gross margin improvement program in existing markets and a change in the mix of service offerings.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $6.9 million, to $11.7 million for the nine months ended April 30, 1997, as compared to $4.8 million for the nine months ended April 30, 1996. Selling, general and administrative expenses also increased as a percentage of revenues to 15.6% for the nine months ended April 30, 1997, as compared to 11.5% for the prior year period. This increase primarily resulted from: (i) amortization of intangible assets related to the acquisitions of AD&D, PSC and Leardata, (ii) investment in additional management personnel and corporate infrastructure required to support planned Company growth, particularly sales and recruiting personnel; and (iii) costs related to new branch openings.

     Operating Income. Operating income increased $2.6 million, or 66.0% to $6.5 million for the nine months ended April 30, 1997 from $3.9 million for the nine months ended April 30, 1996. As a percentage of revenues, however, operating income decreased to 8.7% for the nine months ended April 30, 1997 as compared to 9.3% for the nine months ended April 30, 1996 reflecting the increase in selling, general and administrative expenses as a percentage of revenues, offset, in part, by the gross margin improvement.

     Interest Income (Expense), net. The Company had net interest income of $673,000 for the nine months ended April 30, 1997 as compared to net interest expense of $396,000 for the nine months ended April 30, 1996 as a result of the repayment of the Company's interest debt with a portion of the proceeds of the Company's initial public offering of securities in March 1996, the proceeds of the offering in January 1997, and the investment of the remaining proceeds of both offerings in interest bearing securities.

                     DATA PROCESSING RESOURCES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and net working capital totaled $23.6 million and $34.3 million, respectively, as of April 30, 1997. The Company generated $2.2 million in cash flow from operations for the nine months ended April 30, 1997. The Company used $38.7 million in cash to acquire companies and generated cash from financing activities of $38.7 million in net proceeds from the Offering completed in January 1997.

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

     As of April 30, 1997, the Company had no outstanding borrowings under the Credit Agreement and was in compliance with such covenants. The Company is currently under negotiations to increase its line of credit, but no assurances may be made that the Company will actually obtain such increase.

     On April 30, 1997, the Company completed the acquisition by merger of Computec. Under the terms of the agreement, the purchase price was approximately $28.2 million, consisting of $19,047,000 in cash after cash adjustments and 677,880 shares of restricted common stock, valued at $9,130,000, after an adjustment to reflect the impact of restrictions on disposition of the stock. The definitive agreement also calls for an earnout contingent upon Computec's earnings before interest and taxes through December 31, 1998.

     The Company anticipates that its primary uses of working capital in future periods will be for acquisitions, the internal development of new branches and the funding of increases in accounts receivable. Although the Company seeks to use its common stock to make acquisitions, to the extent possible, a substantial portion of the purchase price for AD&D, Leardata, Computec and all of the purchase price for PSC was paid in cash. The Company continually reviews and evaluates acquisition candidates to complement and expand its existing business, and is at various stages of evaluation and discussion with a number of such candidates. Such acquisition candidates may also require that all or a significant portion of the purchase price be paid in cash. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company cannot predict to what extent new branches will be added through acquisitions as compared to internal development.

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

                     DATA PROCESSING RESOURCES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                     DATA PROCESSING RESOURCES CORPORATION

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     In connection with the Company's acquisition by merger of Computec International Strategic Resources, Inc. ("Computec") on April 30, 1997, the Company issued 677,880 shares of Common Stock to certain shareholders of Computec in exchange for their cancellation of their shares of common stock of Computec. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Exhibit 27  Financial Data Schedule

     (b) Reports on Form 8-K

        The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the third quarter of fiscal 1997:

        None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 16th day of June, 1997.

                                          DATA PROCESSING RESOURCES
                                          CORPORATION

                                          By:       /s/ MICHAEL A. PIRAINO
                                              -------------------------------
                                                    Michael A. Piraino,
                                                   Senior Vice President
                                                and Chief Financial Officer