Form 10-K405
period 1997-07-31
DATA PROCESSING RESOURCES CORP
filed 1997-10-29
CIK 1005700

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                       FOR THE YEAR ENDED JULY 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO       .

                        COMMISSION FILE NUMBER 0-27612

                               ----------------

                     DATA PROCESSING RESOURCES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                    95-3931443
 (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

     4400 MACARTHUR BOULEVARD, SUITE 600, NEWPORT BEACH, CALIFORNIA 92660
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 714-553-1102

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 COMMON STOCK
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock of the Registrant held by non-affiliates of the Registrant on October 20, 1997, based on the closing price of the Common Stock on the Nasdaq National Market on such date, was $169,419,838. The number of shares of the Registrant's Common Stock outstanding at October 20, 1997, was 11,042,313 shares. The Registrant has no non-voting common equity.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held December 17, 1997 are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     DATA PROCESSING RESOURCES CORPORATION

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED JULY 31, 1997

                                     INDEX

                                                                            PAGE
                                                                            ----

                                     PART I

 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    10
 Item 3.  Legal Proceedings..............................................    10
 Item 4.  Submission of Matters to a Vote of Security Holders............    10

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Shareholder
          Matters........................................................    11
 Item 6.  Selected Financial Data........................................    12
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    13
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....    18
 Item 8.  Financial Statements and Supplementary Data....................    18
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    18

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    19
 Item 11. Executive Compensation.........................................    19
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    19
 Item 13. Certain Relationships and Related Transactions.................    19

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.   19
 Signatures...............................................................   22

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Data Processing Resources Corporation and subsidiaries (the "Company" or "DPRC") is a provider of information technology ("IT") staffing services to a diverse group of corporate clients. By drawing from its carefully screened database of approximately 60,000 highly qualified technical consultants, the Company offers staffing solutions to meet its clients' enterprise-wide systems applications development needs. The Company's technical consultants have expertise on multiple hardware platforms utilizing a wide variety of software applications and can provide services covering all aspects of the systems applications development lifecycle, including planning, design, building and programming, implementation, maintenance and ongoing management. The Company also provides other value-added service offerings in rapidly growing areas such as packaged software implementation, client/server architecture, network management and desktop services (formerly WANs and LANs), help desk support, internet/intranet and Year 2000 conversion ("Y2K"). For the 9 months ended September 30, 1997, the Company placed approximately 2,200 technical consultants on projects for approximately 500 clients. The Company currently serves its clients through the following fourteen offices in eleven states and through three international recruiting offices: Newport Beach, Woodland Hills, San Francisco and Glendale, California; Denver, Colorado; Seattle, Washington; Omaha, Nebraska; Kansas City, Kansas; Des Moines, Iowa; St. Louis, Missouri; Phoenix, Arizona; Dallas, Texas; Portland, Oregon; and Chicago, Illinois; and London and Southport, England; and Sydney, Australia.

INDUSTRY OVERVIEW

  Over the years, businesses have become increasingly dependent on the use of IT to manage operations more efficiently and remain competitive. Important internal functions, ranging from financial reporting to production and inventory management, have become automated through the use of applications software. In addition, as information systems have become less expensive, more powerful and easier to use, the number and level of employees who use and depend upon these systems have significantly increased.

  Due to the rapid development of technology and the shift from closed, proprietary systems to open systems, many companies' computer systems incorporate a variety of hardware and software components which may span a number of technology generations. For example, a company may operate concurrently on mainframe, midrange and client/server hardware platforms running a variety of operating systems and relational databases. Systems applications development has become much more important in this environment as IT departments strive to integrate a company's information processing capabilities into a single system while providing for ever-changing functionality. In addition, in order to facilitate internal and external communications, there is a greater need for IT personnel with specific expertise in the rapidly evolving local and wide area networking and communications technologies. The rapid increase in the integration of data, voice and video has further accelerated the need for new information solutions which require specialized technical skills.

  The substantial increase in the use of sophisticated information technologies has occurred at the same time that economic factors have led to reductions in corporate workforces and a return by businesses to a focus on their core competencies. Faced with the challenge of implementing and operating more complex information systems without enlarging their corporate staffs, businesses are increasingly using IT staffing companies to supplement their IT operations. Utilizing outside IT technical consultants: (i) allows a company's management to focus on core business operations; (ii) affords greater staffing flexibility in IT departments; (iii) increases a company's ability to adapt to and keep pace with rapidly changing and increasingly complex technologies; (iv) provides access to specialized technical skills on a project-by-project basis; (v) better matches staffing levels to current needs; (vi) converts fixed labor costs into variable costs; and (vii) reduces the cost of recruiting, training and terminating employees as evolving technologies require new programming skill sets. These factors have caused IT services to be one of the fastest growing segments of the supplemental staffing industry. In July 1996,

Dataquest estimated that the size of the IT professional services market in the United States in 1995 was approximately $44.3 billion. Dataquest estimates that this market will grow at a compound annual rate of approximately 15.0%, reaching approximately $89.2 billion by the year 2000.

  While large, the IT staffing services industry is also highly fragmented with a large number of small businesses, many of which operate in a single geographic market. This fragmentation, combined with changing client demands and competitive pressures, has resulted in a recent trend towards industry consolidation. Faced with a desire to minimize the number of vendors, clients have begun to demand the services of large IT staffing companies capable of covering a broad geographic area and offering a full range of IT services. This has been particularly important in fulfilling the needs of large regional and national accounts. Within this more competitive environment, smaller companies may have difficulties competing due to limited service offerings, geographic concentration and a lack of sufficient working capital and management resources. As a result, many smaller companies have been acquired in recent years, and the Company believes that smaller staffing companies are becoming increasingly receptive to acquisition proposals by larger firms.

BUSINESS STRATEGY

  DPRC is dedicated to providing staffing solutions to meet its clients' systems applications development and other specialized technical needs. The Company's business strategy encompasses the following key elements, which management believes are necessary to ensure high quality standards and to achieve consistently strong financial performance:

  Recruit and Retain Qualified Technical Consultants. A key element of the Company's success is its ability to recruit and retain qualified technical consultants. Management believes that it has been successful in doing so by:
(i) offering its technical consultants competitive wages and ensuring that they are paid accurately and on time; (ii) offering its technical consultants an opportunity to purchase a comprehensive employee benefits package; (iii) effectively and consistently communicating with its technical consultants and
(iv) provide technical training through licensed training programs. The Company attracts new consultants in its established markets primarily through referrals from other technical consultants, the internet via its website and more recently through recruiting capabilities outside the United States.

  Emphasize a Relationship-Oriented Approach. The Company serves as an extension of its clients' internal information systems operations and as a long-term partner to fulfill their IT staffing requirements. As a result, the Company emphasizes a relationship-oriented approach to business, rather than the transaction- or assignment-oriented approach used by many of its competitors. This emphasis begins with the Company's Chief Executive Officer who spends the majority of her time meeting with key clients, working with the Company's account managers and communicating with the Company's technical consultants. To develop close client relationships, the Company's regional managers and account managers regularly meet with both existing and prospective clients to help design solutions for and identify the resources needed to execute their IT strategies. When recruiting internationally, Company personnel are frequently accompanied by client managers who assist in the final screening, evaluation and extension of offers to candidates. The Company's account managers also maintain close communications with their clients during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach results in greater client satisfaction and reduced business development expense.

  Focus on Improving Margins. The Company constantly seeks opportunities to enhance its margins by offering services for which higher margins can be obtained and by reducing costs. For example, in recent years the Company has begun to provide value-added service offerings such as packaged software implementation, client/server architecture, network management and desktop services, help desk support, internet/intranet and Y2K. In addition, the Company has identified, targeted and expanded into geographic markets which provide relatively greater profitability than the highly competitive California market. The Company also actively seeks acquisition candidates with margins that are, at a minimum, comparable to the Company's. Finally, the Company focuses on enhancing operating efficiencies and has made a substantial investment in upgrading its automated support systems in order to improve the efficiency of its accounting, sales, recruiting and marketing operations.

  Provide Comprehensive Solutions. The Company offers responsive, timely and comprehensive IT staffing solutions for all aspects of the systems applications development lifecycle and for other specialized technical needs. The Company believes that this ability to provide staffing for the full range of such services provides an important competitive advantage. By drawing on its database of approximately 60,000 highly qualified technical consultants, the Company provides a wide range of services, including planning, design, building and programming, implementation, maintenance and ongoing management. The Company also works to ensure that its technical consultants have the expertise and skills needed to keep pace with rapidly evolving information technologies. As an example of this effort, the Company recently purchased a licensed training program and made a three year commitment to provide its consultants with technical training in over 100 course titles. In addition, the Company has co-sponsored a training program with one of its clients to train both the client's employees and the Company's technical consultants in the implementation of and support for a sophisticated new software application program.

  Maintain Service-Oriented Corporate Culture. The Company believes that its service-oriented corporate culture has played an integral part in its success. Consequently, maintaining this culture is of the highest priority to management. Central to the Company's philosophy is the recognition that its success is dependent on providing the highest level of service to both its clients and its technical consultants. This approach begins with the selective recruitment of corporate level personnel who exhibit a high degree of integrity and enthusiasm and who embrace the Company's commitment to service. This deeply ingrained culture filters down to the Company's technical consultants through a rigorous screening and recruiting process. The Company's controlled expansion program is designed to enable it to replicate this culture and preserve the quality of its service in its new markets.

GROWTH STRATEGY

  DPRC's growth strategy is to expand the geographic scope of the Company's business through internal development and acquisitions and to continue to develop its existing markets by: (i) adding new clients in the geographic markets it currently serves; (ii) increasing the range of services it provides to its existing clients; (iii) attracting and retaining qualified technical consultants from a variety of sources both national and international; and
(iv) pursuing strategic relationships with non-competing professional service organizations. Through this growth strategy, the Company seeks to emerge as a leading IT staffing company.

  Geographic Expansion. In 1993, the Company began a geographic expansion program in California by opening offices in San Francisco and Woodland Hills. Since 1994 five new branch locations have been opened in Denver (1995), Seattle (1996), Des Moines (1996), Portland (1997), and St. Louis (1997). The Company has also acquired IT staffing businesses located in Omaha and Kansas City (Applications Design and Development division ("AD&D") of ADD Consulting, Inc.) in July 1996; in Phoenix (Professional Software Consultants, Inc. ("PSC")) in November 1996; in Dallas (LEARDATA Info-Services, Inc. ("Leardata")) in January 1997; in Glendale (Computec International Strategic Resources, Inc. ("Computec")) in April 1997, and in Chicago (SelecTech Inc. ("SelecTech")) in July 1997. The Company now has fourteen offices in eleven states and three international recruiting offices (two located in England and one in Australia). The Company believes that its geographic expansion will enhance its ability to market its services to regional and national clients, many of which are seeking to work with a limited number of vendors capable of servicing multiple locations. New geographic markets also may be less competitive and may present greater opportunities for higher margins than the Company's locations in California. In addition, the Company believes that, through geographic expansion, it will be better able to establish valuable strategic partnerships with national accounting and consulting firms and large facility management and data center outsourcing companies.

  The Company believes that it can best expand the geographic scope of its business through a series of branch offices clustered in networks around regional hub offices. Management believes that strong hub offices will enable the Company to control its growth, oversee regional operations without significant additional overhead in each office, centralize administrative functions and ensure that each office preserves the Company's service-oriented culture. The Newport Beach office, which also serves as the Company's corporate headquarters, is the hub for the Company's branches in Woodland Hills and San Francisco; the Denver hub office serves the Rocky Mountain region; the Seattle hub office serves the Pacific Northwest region; the Dallas office serves as the hub office for the Southwest region and the Omaha office serves as the hub for the North Central region. The Company believes that these strategically located cities will enable it to expand its presence quickly and efficiently.

  In order to maintain quality control and ensure that the Company's relationship-oriented approach to client service is adopted by all new offices, the Company has developed and intends to continue to develop the majority of its new hub offices internally, rather than by acquisition. In selecting locations for its hub offices, the Company seeks cities with strong and growing economies, large populations of skilled technical professionals and heavy concentrations of corporations with sophisticated IT needs. Once the hub office has demonstrated its ability to meet the Company's quality standards, branch offices will be added around the hub through acquisitions or by internal development. Branches typically will be in smaller cities with significant numbers of middle market companies, healthy economies and potentially less competitive environments. Although the Company is still in the preliminary stages of analyzing potential branch office locations, the Company believes that cities such as Sacramento, San Jose and San Diego will be suitable candidates for additional branch locations in California; Colorado Springs and Salt Lake City would be candidates in the Rocky Mountain region; Boise, and Spokane in the Pacific Northwest region; Minneapolis in the North Central region; San Antonio, Houston and Austin in the Texas region; Atlanta in the Southeast region; and New York and Boston in the Northeast region.

  As part of its growth strategy, the Company continually reviews and evaluates potential acquisition candidates and believes that there are significant acquisition opportunities throughout the United States. In evaluating potential acquisition candidates, the Company seeks profitable IT staffing companies with a proven management team, a core group of highly qualified technical consultants, a reputation for quality, an attractive service offering and an established client base. The Company also evaluates the cultural fit of an acquisition candidate as well as the candidate's historical growth rates and financial results. The Company believes that it is attractive as an acquirer of IT staffing companies due to: (i) its ability to provide an acquired company with expanded services and a broader geographic base; (ii) the potential for certain economies of scale and operating efficiencies; (iii) its financial strength and visibility as a public company; and (iv) its decentralized management strategy.

  Growth in Existing Markets. In addition to expanding the geographic scope of its business, the Company is constantly seeking to add new clients in the geographic markets it currently serves and to increase the range of services it provides to its existing clients. The addition of new clients in existing markets enables the Company to utilize more profitably its administrative and corporate infrastructure. New clients, particularly in new industries, also permit the Company to diversify its client base and thus reduce its exposure to fluctuations in industry business cycles. For example, the Company's client base, which includes clients in both existing and new locations, increased from approximately 60 clients in fiscal 1992 to approximately 80 clients in fiscal 1993, approximately 110 clients in fiscal 1994, approximately 150 clients in fiscal 1995, approximately 210 clients in fiscal 1996 and approximately 500 clients in fiscal 1997. In addition, the Company continues to add new value-added service offerings as it has done with packaged software implementation such as SAP, Lotus Notes and Oracle Financials, client/server architecture, network management and desktop services, help desk support, and internet/intranet. During the past year, the Company launched its Y2K value-added service offering and is positioned to provide Y2K project management and resources to existing and new clients.

  In addition to expanding the geographic scope of its business and adding new clients and services, the Company's growth strategy is dependent upon the Company's ability to attract and retain qualified technical consultants in those markets in which the Company has an established presence as well as less established markets. Competition for qualified technical consultants has been and is expected to continue to be intense. The Company's resource managers are responsible for recruiting and establishing long-term relationships with the Company's technical consultants. In recognition of the important role which the resource manager plays in attracting qualified consultants, the Company has increased the number of its resource managers from eight on

January 31, 1996 to 49 on July 31, 1997 through acquisitions, new hirings and promotions. The Company has implemented a state of the art integrated information management system which provides most of its offices with on-line access to information on existing and prospective technical consultants and clients.

  Finally, the Company also believes that there are significant growth opportunities in pursuing strategic relationships with non-competing professional services organizations, particularly national accounting firms, consulting firms, facility management companies, data center outsourcing companies and general staffing companies. The Company is currently serving as a partner through subcontractor relationships with several such companies and continues to explore other such opportunities.

CLIENTS

  The Company focuses its sales, service and support efforts primarily on Fortune 500 and other large and mid-sized companies in various industries with sophisticated IT needs. Although the Company does not have exclusive arrangements with any clients, it enjoys service arrangements with a number of companies which qualify DPRC as one of a limited number of approved service providers.

  During fiscal 1997, the Company served approximately 500 clients. The Company's ten largest clients in fiscal 1997 accounted for 32.1% of the Company's revenues, with Nissan Motor Corporation accounting for 5.0% of total revenues. On a pro forma basis, giving effect to the acquisitions of PSC, Leardata, Computec and SelecTech as if they had occurred at the beginning of fiscal 1997, the Company's ten largest customers would have represented 25.3% of pro forma revenues in fiscal 1997. Although the Company's largest clients represent a significant percentage of its revenues, several of these larger clients have several independent assignments ongoing at any one time which are administered by separate subsidiaries or divisions. Technical services are provided to all clients under contractual arrangements of varying lengths, which are subject to extension, negotiation or cancellation at any time. Such contracts may include a confidentiality agreement. In addition, all technical hourly and salaried consultants are required to sign confidentiality agreements with the Company.

  The Company's technical consultants provide services ranging from specific, minor tasks of short duration to large, complex and integrated assignments which require a number of technical consultants to be on assignment for several years. Client systems applications development projects tend to be long-term in nature, typically lasting nine to twelve months.

  The following table sets forth a list of selected clients during calendar
1997:

AUTOMOBILE MANUFACTURERS  ENTERTAINMENT & LEISURE         FOOD & BEVERAGE
------------------------  -----------------------         ---------------
American Honda Motor      Capitol Records          Boston Market
 Company
Mazda Motor of America    MCA, Inc.                Harry & David (Bear Creek
Mitsubishi Motor Sales    Princess Cruise Lines     Corporation)
 of America
Nissan Motor Corporation  Yamaha Motor Corporation Starbucks
 USA                                               Taco Bell

       HEALTHCARE            FINANCIAL SERVICES                OTHER
       ----------            ------------------                -----
Apria Healthcare Group    Bank of America          AlliedSignal, Inc.
Blue Cross of California  The Capital Group        AT&T
 & Washington             Frank Russell Company    Electronic Data Systems Corp.
Cedars Sinai Medical      Household Finance        Union Pacific
 Center
Pacificare FHP            Wells Fargo Bank         U.S. West
 International
Health Net

  The Company believes the primary competitive factors in attracting and retaining clients are the ability to provide comprehensive staffing solutions for all aspects of a client's IT needs, develop a strategic partnering relationship, understand the specific requirements of a given project and provide carefully screened technical consultants with the appropriate skills in a timely manner and at competitive prices. The Company constantly monitors the quality of the services provided by its technical consultants and obtains feedback from its clients as to their satisfaction with the services provided.

THE DPRC OPERATING AND SALES APPROACH

  The Company's overall operating approach is designed to ensure the highest level of client, employee and technical consultant satisfaction. From its corporate headquarters in Newport Beach, California, the Company provides its branch offices with centralized administrative, marketing, finance, training and legal support. Management recognizes, however, that in order to motivate its employees, to ensure that clients receive quick, responsive service and to adapt to local market conditions, the Company has developed a decentralized, entrepreneurial structure with strong regional management and branch managers who operate each branch office as an autonomous profit center. Consequently, the Company's regional managers are given significant autonomy to make most day-to-day operating decisions over their respective hub or regions and are responsible for: overall guidance and supervision of the region; budgeting and forecasting for the region; strategy with regard to market and account penetration; the hiring and training of branch managers; targeting acquisition candidates; and promoting the DPRC culture within the region.

  Under the Company's decentralized management structure, the Company's branch managers are also given significant autonomy to make most day-to-day operating decisions and are responsible for: overall guidance and supervision of the office; budgeting and forecasting for the office; strategy with regard to market and account penetration; the hiring and training of office staff; and promoting the DPRC culture within the branch office. While a branch manager is responsible for most of the administrative functions of running an office, the majority of a branch manager's time is typically spent on sales and marketing. Branch manager's compensation is based, in part, on profits generated by the branch.

  In each branch, the Company emphasizes a team-oriented approach in order to provide high quality customized solutions to meet its clients' information services needs. The central role in this team-oriented approach is played by the Company's account managers and resource managers, who work together to ensure a successful relationship between the client and DPRC's technical consultants.

  The account manager has ultimate responsibility for staffing an assignment on a timely basis. Upon receiving an assignment, the account manager writes up a proposal with assignment specifications and distributes the proposal to a resource manager who is responsible for and has relationships with the technical consultants who have the expertise required for the assignment. The account manager reviews the recommended candidates, submits the resumes of qualified technical consultants to the client and schedules client interviews of the candidates. Typically, an assignment is staffed within five working days. Throughout the life of a project, the account manager monitors the Company's relationship with the client and the technical consultants to ensure that both constituencies are satisfied with the success of the assignment. In addition to servicing existing clients, account managers spend a significant amount of time developing new client relationships.

  Resource managers work with the account manager to staff assignments appropriately and are responsible for recruiting, assessing and establishing long-term relationships with the Company's technical consultants. Resource managers utilize a variety of methods to recruit technical consultants. In markets where the Company has an established presence, the resource manager typically obtains a majority of qualified candidates through referrals from clients and other technical consultants. In less established markets, the majority of new candidates are persons who have responded to advertisements in local newspapers or furnished the Company a resume via the internet. Resource managers also recruit technical consultants by attending meetings of local technology-specific user groups and trade shows, making cold calls and advertising in the yellow pages.

  Resource managers prescreen all candidates through telephonic interviews and conduct follow-up interviews to assess each candidate's technical and interpersonal skills, work ethic and overall character. A minimum of three references are obtained for each candidate and additional background checks may be conducted. In some cases, the candidate is also given a technical exam by one of several specialists retained by the Company to assess more accurately the candidate's technical qualifications. If the candidate meets the Company's standards, the candidate's profile is finalized and entered into the Company's database as an available technical consultant. All offices have on-line access to information contained in this database. Unlike some of its competitors who recommend a large number of candidates, some of whom may be inappropriate, the Company generally recommends only two or three carefully selected candidates for each available position. Management believes that its clients value the selective screening role played by the Company.

  International recruiting and resourcing represents another element of the Company's operating and sales approach. Within the Company's three international recruiting offices and in addition to a network of international partners, resource managers familiar with the local IT talent pool evaluate and screen candidates, generally with client job specifications available to them. After carefully reviewing a candidate's expertise, interviews with Company personnel from the United States are scheduled. Company personnel are frequently accompanied by client managers who travel to the candidate's country of origin and assist in the final screening, evaluation and extension of offers to technical consultants. Once an offer is accepted by the technical consultant, relocation managers, located in the United States, prepare the necessary documentation for obtaining the required work permits and visas. In addition, these relocation managers assist in the actual relocation of the technical consultant and their immediate family. This assistance includes meeting the technical consultant upon his arrival in the United States, obtaining suitable housing, transportation, arranging their children's enrollment into local schools and certain other incidentals.

  Management believes that one of the primary factors in the Company's success has been its ability to attract and manage qualified technical consultants who are compensated on either an hourly or salaried basis. The Company recently began hiring more full-time salaried consultants in certain branches where the local market conditions favor the hiring of full-time consultants over hourly consultants. Full-time salaried technical consultants receive a broader range of company-paid benefits than hourly consultants. Given the sophisticated nature of most client assignments, the Company's policy is to utilize technical consultants with substantial employment experience rather than entry-level or college graduate-level consultants. For the 9 months ended September 30, 1997, the Company placed approximately 2,200 technical consultants with approximately 500 different clients and as of September 30, 1997, approximately 1,500 technical consultants were on assignment.

COMPETITION

  The IT staffing industry is highly competitive. The Company competes for both clients and qualified technical consultants with a variety of companies, including other IT staffing companies, national and regional accounting and management consulting firms and independent contractors. Several traditional staffing companies, which have historically emphasized the placement of clerical and other less highly skilled personnel on short-term assignments, have begun to provide IT services competitive with those provided by the Company. The Company also competes for technical consultants with the IT staffs of its clients and potential clients. In addition, as part of the Company's growth strategy, the Company competes with other staffing companies for suitable acquisition candidates.

  Several of the Company's competitors are substantially larger than the Company and have greater financial and other resources. Several of such competitors have also been in business much longer than the Company and have significantly greater name recognition throughout the United States, including the geographic areas in which the Company operates and into which it intends to expand. Because companies, such as the IT divisions of general staffing companies, are often able to meet a broader range of a client's temporary personnel needs and serve a broader geographic range than the Company, they can be better positioned to compete for national accounts.

  The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide comprehensive staffing solutions for all aspects of a client's IT needs, develop a strategic partnering relationship, understand the specific requirements of a given project and provide carefully screened technical consultants with the appropriate skills in a timely manner and at competitive prices. The primary competitive factors in attracting and retaining qualified candidates for technical consultant positions are the ability to offer competitive wages and benefits, pay such wages in a consistent and timely manner and provide a consistent flow of high quality and varied assignments. While the Company believes that it can compete favorably with its existing and future competitors, there can be no assurance that the Company will be successful in doing so.

EMPLOYEES

  As of July 31, 1997, approximately 1,460 technical consultants (approximately 1,040 hourly and 420 salaried) were working on full-time assignments for the Company's clients of which approximately 80 were independent contractors. The Company's corporate and branch staffs consist of 172 full-time employees and 4 part-time employees. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be good.

  Approximately 92.0% of the technical consultants placed by the Company during fiscal 1997 were treated as employees of the Company for federal and state tax purposes. For such employees, the Company pays Social Security Taxes
(FICA), federal and state unemployment taxes, workers' compensation insurance premiums, certain employees benefits and other employee costs. The remainder of the technical consultants were treated as independent contractors for federal and state tax purposes.

ITEM 2. PROPERTIES

  The Company's leased offices are described in the following table:

                                                      APPROXIMATE   DATE LEASE
   LOCATION DESCRIPTION                               SQUARE FEET    EXPIRES
   --------------------                               -----------   ----------
   Newport Beach Corporate Headquarters..............    5,800      January 2000
   Newport Beach Branch Office.......................    8,600      January 2000
   Woodland Hills Branch Office......................    1,400        March 1999
   San Francisco Branch Office.......................    2,200        March 2000
   Denver Branch Office..............................    4,200    September 2002
   Seattle Branch Office.............................    1,800       August 1999
   Omaha Branch......................................    3,400         June 2004
   North Central Region Office.......................    2,100         June 2004
   Kansas City Branch Office.........................    2,500         June 2004
   Des Moines Branch Office..........................    1,800    September 2001
   Phoenix Branch Office.............................    2,700     February 1999
   Dallas Branch Office..............................    9,200      January 1999
   Portland Branch Office............................    2,200         June 2000
   St. Louis Branch Office...........................      200      October 1997
   Glendale Branch Office............................    5,700          May 2003
   London, England Office (recruiting only)..........      400          May 1999
   Sydney, Australia Office (recruiting only)........      200         July 1998
                                                        ------
                                                        54,400
                                                        ======

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

  The following table sets forth the reported high and low sales prices of the Company's common stock ("Common Stock") for the quarters indicated as reported on the Nasdaq National Market. The Company commenced its initial public offering on March 5, 1996, at a price per share of $14.00. The Common Stock is traded on the Nasdaq National Market under the symbol "DPRC".

                                                                 HIGH     LOW
                                                                ------- -------
     FISCAL YEAR 1996
      Third Quarter (from March 6, 1996)....................... $28 1/4 $18 3/8
      Fourth Quarter........................................... $29 1/2   $16
     FISCAL YEAR 1997
      First Quarter............................................ $24 7/8   $16
      Second Quarter........................................... $22 5/8 $15 1/2
      Third Quarter............................................ $22 3/8 $17 1/8
      Fourth Quarter........................................... $26 3/4   $18

  As of September 30, 1997, there were approximately 89 holders of record of the Company's Common Stock.

  The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earrings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant. The Company's credit agreement restricts the payment of cash dividends on the Company's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

  In connection with the Company's acquisition of Leardata, the Company issued 310,226 shares of Common Stock to the former stockholders of Leardata on January 6, 1997. In connection with the Company's acquisition of Computec, the Company issued 677,880 shares of Common Stock to the former stockholders of Computec on April 30, 1997. In connection with the Company's acquisition of SelecTech, the Company issued 54,934 shares of Common Stock to the former stockholders of SelecTech on July 10, 1997.

  The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder. See Note 3 to the Consolidated Financial Statements for the consideration received by the Company in connection with the issuance of such shares in connection with the Company's acquisition of Leardata, Computec and SelecTech.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

  The selected historical financial data set forth below as of and for the fiscal years ended July 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the audited Consolidated Financial Statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this 10-K.

                                          FISCAL YEAR ENDED JULY 31,
                                   -------------------------------------------
                                   1997(1)  1996(2)   1995     1994     1993
                                   -------- -------  -------  -------  -------
STATEMENT OF INCOME DATA:
 Revenues......................... $115,022 $58,145  $49,558  $34,165  $23,163
 Cost of Professional Services....   85,979  45,918   40,082   28,047   19,397
                                   -------- -------  -------  -------  -------
 Gross Margin.....................   29,043  12,227    9,476    6,118    3,766
 Selling, General and
  Administrative Expenses.........   18,654   6,719    5,769    5,581    3,648
                                   -------- -------  -------  -------  -------
 Operating Income.................   10,389   5,508    3,707      537      118
 Interest (Expense) Income, net...      869    (162)    (764)    (401)    (113)
                                   -------- -------  -------  -------  -------
 Income Before Provision for
  Income Taxes....................   11,258   5,346    2,943      136        5
 Provision for Income Taxes.......    4,542   2,096    1,205       56        4
                                   -------- -------  -------  -------  -------
 Net Income....................... $  6,716 $ 3,250  $ 1,738  $    80  $     1
                                   ======== =======  =======  =======  =======
 Net Income Per Share(3).......... $   0.71 $  0.54
                                   ======== =======
 Weighted Average Common and
  Common Equivalent Shares
  Outstanding.....................    9,460   6,039
                                                   JULY 31,
                                   -------------------------------------------
                                     1997    1996     1995     1994     1993
                                   -------- -------  -------  -------  -------
BALANCE SHEET:
 Working Capital.................. $ 30,180 $26,901  $ 1,833  $   267  $   817
 Total Assets.....................  110,287  44,029    7,623    5,638    3,487
 Total Long-term Debt, Including
  Current Portion(4)..............       --      --    4,305    6,185      750
 Series A Convertible Preferred
  Stock(5)........................       --      --    1,485       --       --
 Shareholders' Equity
  (Deficit)(5)(6)(7)(8)...........   99,659  40,036   (2,878)  (4,524)     217

--------
(1) The statement of income and balance sheet data include the results of operations and acquired net assets of the Company, AD&D beginning July 1, 1996, PSC beginning November 27, 1996, Leardata beginning January 7, 1997, Computec beginning April 30, 1997 and SelecTech beginning July 11, 1997.

(2) The statement of income and balance sheet data include the results of operations and acquired net assets of the Company and AD&D beginning July 1, 1996.

(3) Net income per share was computed as explained in Note 1 of the Notes to the Consolidated Financial Statements.

(4) Does not include working capital borrowings under the Company's revolving credit facility, which were $836,000, $2.4 million and $1.7 million as of July 31, 1995, 1994, and 1993, respectively.

(5) The outstanding shares of Series A Convertible Preferred Stock were subject to mandatory redemption by the Company at any time after March 2005 upon the request of the holders of a majority of such shares then outstanding. Consequently, such shares were not included in actual shareholders' equity (deficit) as of July 31, 1995. Such shares automatically converted into 592,000 shares of Common Stock immediately prior to the consummation of the initial public offering.

(6) The Company recorded a charge to retained earnings of approximately $4.8 million in February 1994 in connection with the redemption of all shares of Common Stock not owned by the founder.

(7) In January 1997 the Company completed a second public offering of 2,395,000 shares of its common stock at an offering price of $17.50 per share for net proceeds of $38.9 million.

(8) In March 1996 the Company completed an initial public offering of 2,726,000 shares of its common stock at an offering price of $14.00 per share for net proceeds of $34.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  In addition to the historical information contained herein, this Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical consultants; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; and other factors described throughout this Form 10-K and the Company's Form 10-Q for the quarters ended October 31, 1996, January 31, 1997 and April 30, 1997. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, including the risk factors set forth in the Company's prospectus dated January 21, 1997.

OVERVIEW

  Early in fiscal 1994, the Company began to implement a growth strategy which has had a significant impact on the Company's financial condition and results of operations. As part of this strategy, the Company hired a new President, Chief Operating Officer and Chief Financial Officer and added other personnel to strengthen the Company's financial, management information systems, marketing and operating infrastructure. These strategic initiatives contributed to an increase in the Company's total revenues from $23.2 million in fiscal 1993 to $115.0 million in fiscal 1997.

  The Company has grown significantly during the last three years through a combination of internally developed branches, acquisitions and the introduction of new service offerings. Since 1994 new branch locations have been opened in Denver, Colorado (1995), Seattle, Washington (1996), Portland, Oregon (1997), Des Moines, Iowa (1996) and St. Louis (1997). The Company has also acquired IT staffing businesses located in Omaha, Nebraska and Kansas City, Kansas (Applications Design and Development division ("AD&D") of ADD Consulting, Inc.) in 1996; in Phoenix, Arizona (Professional Software Consultants, Inc. ("PSC")) in November 1996; in Dallas, Texas (LEARDATA Info-Services, Inc. ("Leardata")) in January 1997; in Glendale, California (Computec International Strategic Resources, Inc. ("Computec")) in April 1997, and in Chicago, Illinois (SelecTech Inc. ("SelecTech")) in July 1997. The Company now has fourteen offices in eleven states and three international recruiting offices ( two located in England and one in Australia).

  Substantially all of the Company's revenues are based on the hourly billings of its technical consultants and are recognized as services are provided. The average billing rate as of July 31, 1997 was approximately $60.50 per hour, up from $53.00 per hour as of July 31, 1996. Billing rates vary from market to market, are determined according to the skill level of the technical consultant on assignment and, are individually negotiated with each client. Although the Company has historically paid its technical consultants only when they were actually on assignment with a client, a significant number of the consultants added through acquired companies are salaried employees who are paid whether or not they are on assignment. Typically, the gross margins associated with such salaried consultants are higher than for consultants who are paid only when they are on assignment if the unassigned time of these consultants is managed effectively.

  Although the Company serves a large number of clients in a broad range of industry groups, approximately 21.7% of the Company's revenues in fiscal 1997 down from 42.6% in fiscal 1996 were derived from the Company's eight largest foreign automobile and motorcycle manufacturers with operations in Southern California, with one such client representing 5.0% of revenues and another representing 4.2% of revenues. On an unaudited pro forma basis, had the acquisition of PSC, Leardata, Computec and SelecTech occurred as of the beginning of fiscal 1996, approximately 17.1% of the Company's pro forma revenues in fiscal 1997 would have been derived from these eight manufacturers, the largest of which would have represented 4.0% of revenues. Approximately 32.1% of the Company's fiscal 1997 revenues were derived from its ten largest clients (25.3% giving pro forma effect to the acquisitions of PSC, Leardata, Computec and SelecTech). This compares to 60.3% for fiscal 1996 (29.8% giving pro forma effect to the acquisitions). A significant increase or decrease in demand by a large client could have a substantial effect on the Company's revenues, and revenues from any one client can vary materially from period to period.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table presents certain unaudited quarterly consolidated financial information for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period.

                                                    QUARTER ENDED
                          ------------------------------------------------------------------------
                          7/31/97  4/30/97  1/31/97  10/31/96  7/31/96  4/30/96  1/31/96  10/31/95
                          -------  -------  -------  --------  -------  -------  -------  --------
                                     (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)
Revenues................  $39,756  $31,355  $23,777  $20,134   $16,130  $14,815  $13,246  $13,954
Cost of Professional
 Services...............   28,938   23,435   18,172   15,434    12,670   11,780   10,433   11,035
                          -------  -------  -------  -------   -------  -------  -------  -------
Gross Margin............   10,818    7,920    5,605    4,700     3,460    3,035    2,813    2,919
Selling, General and
 Administrative
 Expenses...............    6,945    5,191    3,665    2,853     1,878    1,606    1,744    1,491
                          -------  -------  -------  -------   -------  -------  -------  -------
Operating Income........  $ 3,873  $ 2,729  $ 1,940  $ 1,847   $ 1,582  $ 1,429  $ 1,069  $ 1,428
Net Income..............  $ 2,352  $ 1,855  $ 1,261  $ 1,248   $ 1,132  $   823  $   542  $   753
                          =======  =======  =======  =======   =======  =======  =======  =======
Net Income Per Share....  $  0.21  $  0.18  $  0.16  $  0.16   $  0.15  $  0.13  $  0.11  $  0.15
                          =======  =======  =======  =======   =======  =======  =======  =======
Weighted Average Common
 and Common Equivalent
 Shares Outstanding.....   11,383   10,530    8,065    7,864     7,753    6,550    4,926    4,926
                          =======  =======  =======  =======   =======  =======  =======  =======
OTHER DATA:
Gross Margin Percentage.     27.2%    25.3%    23.6%    23.3%     21.5%    20.5%    21.2%    20.9%
Operating Income
 Percentage.............      9.7%     8.7%     8.2%     9.2%      9.8%     9.6%     8.1%    10.2%
EBITA(1)................  $ 4,512  $ 3,060  $ 2,120  $ 1,958   $ 1,624  $ 1,429  $ 1,069  $ 1,428
EBITA Percentage........     11.3%     9.8%     8.9%     9.7%     10.1%     9.6%     8.1%    10.2%

--------
(1) Represents earnings before interest, taxes and amortization.

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

                                                            YEARS ENDED JULY
                                                                   31,
                                                            -------------------
                                                            1997   1996   1995
                                                            -----  -----  -----
   Revenues................................................ 100.0% 100.0% 100.0%
   Cost of Professional Services...........................  74.8%  79.0%  80.9%
                                                            -----  -----  -----
   Gross Margin............................................  25.2%  21.0%  19.1%
   Selling, General and Administrative Expenses............  16.2%  11.5%  11.6%
                                                            -----  -----  -----
   Operating Income........................................   9.0%   9.5%   7.5%
   Net Income..............................................   5.8%   5.6%   3.5%

FISCAL YEAR ENDED JULY 31, 1997 COMPARED TO FISCAL YEAR ENDED JULY 31, 1996

  Revenues. Revenues increased $56.9 million, or 97.8%, to $115.0 million for fiscal 1997 as compared to $58.1 million for fiscal 1996. This increase resulted primarily from the contribution of revenues from the acquisitions of AD&D (acquired in July 1996), PSC (acquired in November 1996), Leardata (acquired in January 1997), Computec (acquired in April 1997) and SelecTech (acquired in July 1997), and from the San Francisco branch (opened in 1993), the Denver branch (opened in November 1995), the Seattle branch (opened in June 1996), the Des Moines branch (opened in September 1996), the Portland branch (opened in February 1997) and from increased revenues of the Company's locations in California. The internal growth rate, excluding acquisitions, for fiscal 1997 was 22.7%. The increases were also due to: (i) new information technology projects; (ii) increased demand in the networking and communications market; and (iii) a broadening of the types of services being provided such as network management and desktop services and Y2K.

  Gross Margin. Gross margin increased $16.8 million, or 137.5%, to $29.0 million, for fiscal 1997 as compared to $12.2 million for fiscal 1996. As a percentage of revenues, gross margin increased for fiscal 1997 to 25.2% as compared to 21.0% for the prior year period. This gross margin percentage improvement reflects higher gross margins from: (i) AD&D, PSC, Leardata, Computec and SelecTech due to their higher mix of salaried consultants; (ii) the opening of the branch offices in Denver, Seattle, Des Moines and Portland; and (iii) the gross margin improvement program in existing markets and a change in the mix of service offerings, with an increased component of higher margin services in fiscal 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $11.9 million, or 177.6%, to $18.7 million for fiscal 1997, as compared to $6.7 million for fiscal 1996. Selling, general and administrative expenses also increased as a percentage of revenues to 16.2% for fiscal 1997, as compared to 11.5% for the prior year period. This increase primarily resulted from: (i) amortization of intangible assets related to the acquisitions of AD&D, PSC, Leardata, Computec and SelecTech, (ii) investment in additional management personnel and corporate infrastructure required to support planned Company growth, particularly sales and recruiting personnel; and (iii) costs related to new branch openings.

  Operating Income. Operating income increased $4.9 million, or 88.6%, to $10.4 million for fiscal 1997 from $5.5 million for the same period in 1996. As a percentage of revenues, operating income decreased to 9.0% for fiscal 1997 as compared to 9.5% for fiscal 1996 reflecting the increase in selling, general and administrative expenses as a percentage of revenues, offset, in part, by gross margin improvement.

  Interest Income (Expense), net. The Company had net interest income of $869,000 for fiscal 1997 as compared to interest expense of $162,000 for fiscal 1996 as a result of the repayment of the Company's interest bearing debt with a portion of the proceeds of the Company's initial public offering of securities in March 1996, the proceeds of the Company's second public offering of securities (the "Offering") in January 1997, and the investment of the remaining proceeds of both offerings in interest bearing investment grade securities.

  Provision for Income Taxes. The Company's effective tax rate increased to 40.4% in fiscal 1997 from 39.2% in fiscal 1996. The increase in the effective tax rate is primarily due to nondeductible amortization of goodwill on certain acquisitions offset by the tax benefit associated with investment in short-term tax exempt cash equivalents. The Company expects the effective rate to increase over the next year to reflect a full year of non-deductible goodwill amortization resulting from the acquisitions made in 1997.

FISCAL YEAR ENDED JULY 31, 1996 COMPARED TO FISCAL YEAR ENDED JULY 31, 1995

  Revenues. Revenues increased $8.6 million, or 17.3%, to $58.1 million for fiscal 1996 as compared to $49.6 million for fiscal 1995. This increase resulted primarily from billings to new clients both in existing locations as well as the new locations in Denver and Seattle, and from increased billings to the Company's existing clients due to: (i) new IT projects; (ii) increased demand in the networking and communications market, (iii) a broadening of the types of services being provided; and (iv) increased demand for the most highly skilled consultants who are billed at higher hourly rates. To a lesser extent, the increase also resulted from one month of revenue from AD&D. These increases were offset, by the, performance of the San Francisco branch which contributed $2.2 million to revenues in fiscal 1996, down from $3.6 million in fiscal 1995.

  Gross Margin. Gross margin increased $2.8 million, to $12.2 million, for fiscal 1996 as compared to $9.5 million for fiscal 1995. As a percentage of revenues, gross margin increased for fiscal 1996 to 21.0% as compared to 19.1% for the prior year. This improvement reflects the modest price increases which the Company has been able to implement and a change in business mix, with an increased component of higher margin client/server and networking and communications services in the fiscal 1996.

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

  Operating Income. Operating income increased $1.8 million, or 48.6%, to $5.5 million for fiscal 1996 from $3.7 million for fiscal 1995. As a percentage of revenues, operating income increased to 9.5% for fiscal 1996 as compared to 7.5% for fiscal 1995. This increase as a percentage of revenues reflects the improvement in gross margin as a percentage of revenues, lower compensation to Ms. Weaver as a result of the change in her compensation arrangements effective in March 1995 and lower executive incentive compensation.

  Interest Income (Expense), net. Net interest expense decreased to $162,000 for fiscal 1996 from $764,000 for fiscal 1995 due to: (i) lower borrowing costs following the refinancing transactions in March 1995; (ii) the repayment of all interest bearing debt with a portion of the proceeds of the IPO in March 1996; and (iii) interest income in fiscal 1996 from the investment of the remaining proceeds of the IPO in interest bearing securities. These decreases in interest expense and the inclusion of interest income were offset, in part, by a write-off of $140,000 of deferred financing fees related to the repayment of the Company's bank debt in connections with the IPO.

  Provision for Income Taxes. The Company's effective tax rate decreased to 39.2% in fiscal 1996 from 40.9% in fiscal 1995. The decrease in the effective tax rate is primarily due to the tax benefit associated with investment in short-term tax exempt cash equivalents.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In February 1997, the FASB issued SFAS No. 128, Earnings per Share. The statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The disclosure requirements of SFAS No. 128 are effective for periods ending after December 15, 1997. (See
Note 2 to the Consolidated Financial Statements.)

  In February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. The statement establishes standards for disclosing information about an entity's capital structure. The disclosure requirements of SFAS No. 129 are effective for periods ending after December 15, 1997. Management does not believe that the adoption of SFAS No. 129 will have a significant impact on its financial statements.

  In June 1997, the FASB, issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for the Company beginning in fiscal 1999. As both SFAS Nos. 130 and 131 deal with financial disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position or results of operations.

INFLATION

  The effects of inflation on the Company's operation were not significant during the periods presented in the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents and net working capital totaled $17.8 million and $30.2 million, respectively, as of July 31, 1997. The Company generated $2.9 million in cash flow from operations in fiscal 1997. The Company used $45.6 million in cash in connection with its ongoing acquisition program to acquire companies and generated cash from financing activities of $39.4 million primarily from net proceeds of the Offering completed in January 1997.

  Accounts receivable balances have increased on a days sales outstanding basis partially due to the effect of differing accounts receivable terms and cycles maintained by companies acquired in fiscal 1997. Expansion of personnel in credit and collections as a part of the Company's overall acquisition integration strategy took place at the beginning of fiscal 1998.

  On October 25, 1996, the Company obtained a two-year credit facility with Wells Fargo Bank (the "Credit Agreement") which provided a revolving line of credit in the principal amount of $10.0 million and a facility for acquisitions in the principal amount of $10.0 million. As of July 31, 1997, the Company had no outstanding borrowings and was in compliance with bank covenants.

  On September 25, 1997, the Company obtained a five-year, $60,000,000 Revolving/Term Loan Agreement (the "New Credit Agreement") with a bank syndicate. The New Credit Agreement, which supersedes and replaces the Credit Agreement, consists of a revolving line of credit in the principal amount of $60,000,000, and bears interest at the prime rate to prime rate plus 1% or LIBOR plus .75% to 2.25% depending on defined financial covenants. At the end of three years, the outstanding balance on the facility converts to a two-year fully amortized term loan. The facility is secured by substantially all of the assets of the Company and its subsidiaries, including accounts receivable and equipment. Additional pricing options and alternatives are available depending on certain financial conditions. The New Credit Agreement contains various covenants, including the maintenance of defined financial ratios such as net worth.

  On April 30, 1997, the Company completed the acquisition by merger of Computec. Under the terms of the agreement, the purchase price was approximately $28.2 million, consisting of $19.0 million in cash after cash adjustments and 677,880 shares of restricted Common Stock, valued at $9.1 million, after an adjustment to reflect the impact of restrictions on disposition of the stock. The definitive agreement also obligates the Company to make earnout payments contingent upon Computec's earnings before interest and taxes through December 31, 1998 (the "earn-out"). Should Computec achieve its contingent earnout thresholds, the obligation under this arrangement could be material to the consolidated financial statements.

  On July 10, 1997, the Company completed the acquisition of SelecTech. Under the terms of the agreement, the purchase price was approximately $9.0 million, consisting of $7.0 million in cash and 54,934 shares of restricted Common Stock, valued at $928,000, after an adjustment to reflect the impact of restrictions on disposition of the stock and a purchase price adjustment of $1.1 million which was paid in September 1997 and is recorded in intangible assets and accounts payable and accrued liabilities as of July 31, 1997.

  The Company anticipates that its primary uses of working capital in future periods will be for acquisitions, the internal development of new branches, investments in its management information systems, earnouts and the funding of increases in accounts receivable. Although the Company seeks to use its common stock to make acquisitions, to the extent possible, a substantial portion of the purchase price for AD&D, Leardata, Computec, SelecTech and all of the purchase price for PSC was paid in cash. The Company continually reviews and evaluates acquisition candidates to complement and expand its existing business, and is at various stages of evaluation and discussion with a number of such candidates. Such acquisition candidates may also require that all or a significant portion of the purchase price be paid in cash. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company cannot predict to what extent new branches will be added through acquisitions as compared to internal development.

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

  The Company believes that the existing cash and cash equivalents, cash flow from operations and available borrowings under the New Credit Agreement, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months, although the Company is evaluating various potential acquisitions which could require all or a substantial portion of the existing cash and cash equivalents and availability under the New Credit Agreement and could be completed within the next 12 months. To the extent the Company uses all of its cash resources and existing credit for acquisitions, the Company may be required to obtain additional funds, if available, through additional borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to implement its growth strategy fully.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Item 14(a)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held December 17, 1997 to be filed with the Securities and Exchange Commission within 120 days after July 31, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held December 17, 1997 to be filed with the Securities and Exchange Commission within 120 days after July 31, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held December 17, 1997 to be filed with the Securities and Exchange Commission within 120 days after July 31, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held December 17, 1997 to be filed with the Securities and Exchange Commission within 120 days after July 31, 1997 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS
 REPORT:

  Independent Auditors' Report................................       F-1
  Consolidated Balance Sheets as of July 31, 1997 and 1996....       F-2
  Consolidated Statements of Income for the Years Ended July
   31, 1997, 1996 and 1995....................................       F-3
  Consolidated Statements of Shareholders' Equity (Deficit)
   for the Years Ended July 31, 1997, 1996 and 1995...........       F-4
  Consolidated Statements of Cash Flows for the Years Ended
   July 31, 1997, 1996 and 1995...............................       F-5
  Notes to Consolidated Financial Statements for the Years
   Ended July 31, 1997, 1996 and 1995......................... F-6 through F-13

  2. FINANCIAL STATEMENT SCHEDULES

  Schedule II. Valuation and Qualifying Accounts for the Years
            Ended July 31, 1997, 1996 and 1995................       S-1

3. EXHIBITS

  EXHIBIT NUMBER                           DESCRIPTION
  --------------                           -----------
   2.1           Agreement of Purchase and Sale of Assets dated July 1, 1996, by and among Data Processing Resources Corporation, ADD
                 Consulting, Inc. and Gerald R. Ladd(1)

   2.2 Registration Rights Agreement dated July 1, 1996, by and between Data Processing Resources Corporation and ADD
                 Consulting, Inc.(1)

   2.3           Stock Purchase Agreement dated December 16, 1996, by and among
                 Data Processing Resources Corporation, Leardata Info-Services,
                 Inc., General Atlantic Leardata Partners, L.P., Bruce M.
                 Smith, Chris P. Smith, Steve P. Donaldson, Robert M. Howe and
                 Barbara A. Kuhler(5)

   2.4 Form of Registration Rights Agreement to be entered into among Data Processing Resources Corporation, Leardata Info-Services,
                 Inc., General Atlantic Leardata Partners, L.P., Bruce M.
                 Smith, Chris P. Smith, Steve P. Donaldson, Robert M. Howe and
                 Barbara A. Kuhler(5)

   2.5 Agreement and Plan of Merger dated April 29, 1997, by and among Data Processing Resources Corporation, DPRC Acquisition
                 Corp., Computec International Strategic Resources, Inc.,
                 Christopher W. Lancashire, Alicia R. Lancashire and Merrill
                 Lynch Trust Company of California, as Trustee of The
                 Lancashire Charitable Remainder Unitrust.(6)

   2.6 Registration Rights Agreement dated April 29, 1997, by and among Data Processing Resources Corporation, Christopher W.
                 Lancashire and Alicia R. Lancashire.(6)

   3.1           Restated Articles of Incorporation of the Company(2)

   3.2           Restated Bylaws of the Company(2)

   4.1 Investors' Rights Agreement dated as of March 2, 1995, by and among the Company and the Holders who are signatories thereto, as amended by Amendment No. 1(2)

   4.2           Specimen Common Stock certificate(2)

  10.1           Employment Agreement dated as of August 1, 1995 between the
                 Company and David M. Connell(2)*

  10.2           Employment Agreement dated as of August 1, 1995 between the
                 Company and Mary Ellen Weaver(2)*

  10.3           Employment Agreement dated as of January 5, 1996 between the
                 Company and Michael A. Piraino(2)*

  10.4           1994 Stock Option Plan, as amended(3)*

  10.5           Form of Stock Option Agreement(2)*

  10.6 Management Services Agreement dated as of December, 1993 between the Company and Information Technology Resources,
                 Inc.(2)

  10.7 Covenant Not to Compete dated as of February 28, 1994 by and among the Company and Thomas A. Ballantyne, III, Candice M.
                 Ballantyne, and Ballantyne Computer Service, Inc.(2)

  10.8 Form of Indemnification Agreement between the Company and each of its directors and certain officers(2)*

  10.9           Employment Agreement dated as of March 1, 1996 between the
                 Company and Richard E. Earley(2)*

  10.10          Employee Stock Purchase Plan+*

  10.11          Credit Agreement dated as of September 25, 1997 between Data
                 Processing Resources Corporation and Wells Fargo Bank,
                 National Association+

  10.12          Employment Agreement dated April 29, 1997, by and between DPRC
                 Acquisition Corp. and Christopher W. Lancashire(6)*

  10.13 Amendments to Employment Agreement dated as of August 1, 1995 between the Company and Mary Ellen Weaver+*

  EXHIBIT NUMBER                         DESCRIPTION
  --------------                         -----------
  21.1           List of All Subsidiaries of the Company+

  23.1           Consent of Deloitte & Touche LLP+

  27.1           Financial Data Schedule for the Company for the Year Ended
                 July 31, 1997+

--------
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated July 1, 1996, as filed with the Securities and Exchange Commission on July 16, 1996 and, as amended, on August 27, 1996.

(2) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 333-00098) as filed with the Securities and Exchange Commission on March 5, 1996.

(3) Incorporated by reference to the Company's definitive proxy statement with form of proxy attached as filed with the Securities and Exchange Commission on November 19, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 as filed with the Securities and Exchange Commission on October 29, 1996.

(5) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-18719) as filed with the Securities and Exchange Commission on January 21, 1997.

(6) Incorporated by reference to the Company's Current Report on Form 8-K dated April 30, 1997 as filed with the Securities and Exchange Commission on May 15, 1997.

 + Filed herewith.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(B) REPORTS ON FORM 8-K.

  The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1997:

    Current Report on Form 8-K dated April 30, 1997, describing under Item 2 the acquisition by merger of Computec International Strategic Resources, Inc., a California corporation ("Computec"), pursuant to an Agreement and Plan of Merger dated April 29, 1997, by and among Data Processing Resources Corporation, DPRC Acquisition Corp., Computec and the shareholders of Computec.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DATA PROCESSING RESOURCES CORPORATION


                                     By: /s/ Mary Ellen Weaver
                                         ______________________________________
                                            Mary Ellen Weaver
                                            Chairman of the Board
                                            and Chief Executive Officer
Date: October 29, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

             SIGNATURE                             TITLE                      DATE
             ---------                             -----                      ----
     /s/ Mary Ellen Weaver           Chairman of the Board, Chief        October 29, 1997
____________________________________ Executive Officer and Director
         Mary Ellen Weaver           (Principal Executive Officer)

      /s/ David M. Connell           President, Chief Operating          October 29, 1997
____________________________________ Officer and Director
          David M. Connell

     /s/ Michael A. Piraino          Senior Vice President and Chief     October 29, 1997
____________________________________ Financial Officer (Principal
         Michael A. Piraino          Financial and Accounting
                                     Officer)

 /s/ Christopher W. Lancashire       President, Chief Executive          October 29, 1997
____________________________________ Officer of Computec International
     Christopher W. Lancashire       Strategic Resources, Inc. and
                                     Director

    /s/ J. Christopher Lewis         Director                            October 29, 1997
____________________________________
        J. Christopher Lewis

        /s/ Li-San Hwang             Director                            October 29, 1997
____________________________________
            Li-San Hwang

      /s/ Patrick C. Haden           Director                            October 29, 1997
____________________________________
          Patrick C. Haden

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Data Processing Resources
Corporation:

  We have audited the accompanying consolidated balance sheets of Data Processing Resources Corporation and subsidiaries (the "Company") as of July 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the consolidated financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Data Processing Resources Corporation and subsidiaries at July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Costa Mesa, California
September 19, 1997
(September 25, 1997 as to Note 5)

                     DATA PROCESSING RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             JULY 31,
                                                                         -----------------
                                                                           1997     1996
                                                                         --------  -------
                                   ASSETS
Current Assets:
 Cash and Cash Equivalents...........................................    $ 17,812  $21,855
 Accounts Receivable (net of allowance for doubtful accounts
  of $262 and $129 as of July 31, 1997 and 1996, respectively).......      21,839    8,436
 Prepaid Expenses and Other Current Assets...........................       1,076      387
 Deferred Tax Asset..................................................          --      216
                                                                         --------  -------
    Total Current Assets.............................................      40,727   30,894
Property:
 Equipment...........................................................       1,732      896
 Furniture and Fixtures..............................................       1,090      209
 Leasehold Improvements..............................................          53       26
                                                                         --------  -------
                                                                            2,875    1,131
 Less Accumulated Depreciation and Amortization......................      (1,446)    (392)
                                                                         --------  -------
    Property, net....................................................       1,429      739
Other Assets.........................................................         158       69
Intangible Assets (net of accumulated amortization of $1,298
 and $41 as of July 31, 1997 and 1996, respectively).................      67,973   12,327
                                                                         --------  -------
                                                                         $110,287  $44,029
                                                                         ========  =======
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable and Accrued Liabilities............................    $  9,003  $ 3,690
 Income Taxes Payable................................................       1,489      303
 Deferred Income Taxes...............................................          55       --
                                                                         --------  -------
    Total Current Liabilities........................................      10,547    3,993
Long-Term Deferred Income Taxes......................................          81       --
Commitments and Contingencies
Shareholders' Equity:
 Preferred Stock; 2,000,000 shares authorized; no shares
  issued and outstanding.............................................          --       --
 Common Stock; 20,000,000 shares authorized; 11,013,686 and
  7,492,321 shares issued and outstanding as of July 31,
  1997 and July 31, 1996, respectively...............................      90,472   38,125
 Additional Paid-in Capital..........................................       2,196    1,636
 Retained Earnings...................................................       6,991      275
                                                                         --------  -------
    Total Shareholders' Equity.......................................      99,659   40,036
                                                                         --------  -------
                                                                         $110,287  $44,029
                                                                         ========  =======

          See accompanying notes to consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEARS ENDED JULY 31,
                                                      -------------------------
                                                        1997    1996     1995
                                                      -------- -------  -------
Revenues............................................  $115,022 $58,145  $49,558
Cost of Professional Services.......................    85,979  45,918   40,082
                                                      -------- -------  -------
 Gross Margin.......................................    29,043  12,227    9,476
Selling, General and Administrative Expenses........    18,654   6,719    5,769
                                                      -------- -------  -------
Operating Income....................................    10,389   5,508    3,707
Interest Income (Expense), net......................       869    (162)    (764)
                                                      -------- -------  -------
Income before Provision for Income Taxes............    11,258   5,346    2,943
Provision for Income Taxes..........................     4,542   2,096    1,205
                                                      -------- -------  -------
Net Income..........................................  $  6,716 $ 3,250  $ 1,738
                                                      ======== =======  =======
Net Income Per Share................................  $   0.71 $  0.54
                                                      ======== =======
Weighted Average Common and Common Equivalent Shares
 Outstanding........................................     9,460   6,039
                                                      ======== =======


          See accompanying notes to consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  COMMON STOCK
                               ------------------
                                                  ADDITIONAL RETAINED
                                                   PAID-IN   EARNINGS
                                 SHARES   AMOUNT   CAPITAL   (DEFICIT)  TOTAL
                               ---------- ------- ---------- --------- -------
BALANCE, August 1, 1994......   4,000,000 $     2   $   --    $(4,526) $(4,524)
Net Income...................          --      --       --      1,738    1,738
Accretion to Redemption Value
 on Preferred Shares.........          --      --       --        (92)     (92)
                               ---------- -------   ------    -------  -------
BALANCE, July 31, 1995.......   4,000,000       2       --     (2,880)  (2,878)
Net Income...................                                   3,250    3,250
Exercise of Stock Options and
 Related Tax Benefit.........      22,200      29       56         --       85
Accretion to Redemption Value
 on Preferred Shares.........          --      --       --        (95)     (95)
Conversion of Preferred
 Shares into Common Shares
 Concurrent with Initial
 Public Offering.............    592,000       --    1,580         --    1,580
Issuance of Common Shares in
 Initial Public Offering,
 net.........................   2,726,000  34,329       --         --   34,329
Issuance of Common Shares in
 connection with Acquisition.     152,121   3,765       --         --    3,765
                               ---------- -------   ------    -------  -------
BALANCE, July 31, 1996.......   7,492,321  38,125    1,636        275   40,036
Net Income...................                                   6,716    6,716
Exercise of Stock Options and
 Related Tax Benefit.........      65,090     181      560         --      741
Issuance of Common Shares in
 Second Public Offering, net.   2,395,000  38,882       --         --   38,882
Issuance of Common Shares in
 Connection with
 Acquisitions................   1,043,040  12,972       --         --   12,972
Issuance of Common Shares
 from Employee Stock Purchase
 Plan........................      18,235     312       --         --      312
                               ---------- -------   ------    -------  -------
BALANCE, July 31, 1997.......  11,013,686 $90,472   $2,196    $ 6,991  $99,659
                               ========== =======   ======    =======  =======


          See accompanying notes to consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                       YEARS ENDED JULY 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.........................................  $  6,716  $ 3,250  $ 1,738
Adjustments to Reconcile Net Income to Net Cash
 Provided by
 Operating Activities:
  Depreciation.....................................       377      166       83
  Amortization.....................................     1,270       42       --
  Deferred Income Taxes............................      (219)      47     (263)
 Changes in Operating Assets and Liabilities, net
  of the Effect of Acquisitions:
   Accounts Receivable.............................    (5,721)    (759)  (1,264)
   Prepaid Expenses and Other Assets...............    (2,332)      77     (426)
   Accounts Payable and Accrued Liabilities........     1,653       16      903
   Income Taxes Payable............................     1,113   (1,052)   1,359
                                                     --------  -------  -------
  Net Cash Provided by Operating Activities........     2,857    1,787    2,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Acquisitions, net of cash acquired...   (45,581)  (8,785)      --
Purchase of Property...............................      (694)    (612)    (142)
Decrease in Restricted Investment..................        --       --      250
                                                     --------  -------  -------
  Net Cash Provided by (Used in) Investing
   Activities......................................   (46,275)  (9,397)     108
                                                     --------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Public Offerings of Common Stock, net    38,882   34,329       --
Proceeds from Employee Stock Purchase Plan.........       312       --       --
Proceeds from the Exercise of Stock Options........       181       29       --
Repayment of Line of Credit........................        --     (836)  (1,534)
Repayment of Notes Payable.........................        --   (4,305)  (1,874)
Proceeds from Issuance of Preferred Stock, net.....        --       --    1,393
                                                     --------  -------  -------
  Net Cash Provided by (Used in) Financing
   Activities......................................    39,375   29,217   (2,015)
                                                     --------  -------  -------
NET (DECREASE) INCREASE IN CASH....................    (4,043)  21,607      223
Cash and Cash Equivalents, Beginning of Year.......    21,855      248       25
                                                     --------  -------  -------
Cash and Cash Equivalents, End of Year.............  $ 17,812  $21,855  $   248
                                                     ========  =======  =======
SUPPLEMENTAL INFORMATION -- CASH PAID FOR:
Interest...........................................  $     83  $   424  $   725
                                                     ========  =======  =======
Income Taxes.......................................  $  3,648  $ 3,102  $   108
                                                     ========  =======  =======
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Conversion of Preferred Stock to Common Stock......  $     --  $ 1,580
Tax Benefit of Stock Options Exercised.............  $    560  $    56
Detail of Businesses Acquired in Purchase
 Transactions:
 Fair Value of Assets Acquired.....................  $ 69,345  $13,880
 Common Stock Issued in Acquisitions...............   (12,972)  (3,765)
 Cash Paid for Acquisitions........................   (49,515)  (8,785)
                                                     --------  -------
 Liabilities Assumed...............................  $  6,858  $ 1,330
                                                     ========  =======

          See accompanying notes to consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995

1. GENERAL

  Business -- Data Processing Resources Corporation (the "Company"), which was incorporated in California in 1984, is a leading specialty staffing company providing information technology services to a diverse group of corporate clients.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Property -- The cost of furniture, fixtures and equipment is depreciated using straight-line and accelerated methods based on the estimated useful lives of the related assets, generally five to seven years. Leasehold improvements are amortized over the lesser of five years or the life of the lease.

  Intangible Assets -- Intangible assets include goodwill which represents the excess of cost over fair value of net assets acquired, and is amortized using the straight-line method over 25 years. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Revenue Recognition -- The Company recognizes revenue as services are performed.

  Fair Value of Financial Instruments -- Management believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

  Income Taxes -- The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

  Net Income Per Share -- Net income per share has been computed by dividing net income by the weighted average number of shares of common and common equivalent shares outstanding during the period. Weighted average common and common equivalent shares included common shares and stock options using the treasury stock method. Net income per share for the year ended July 31, 1995 is not presented because it was not considered indicative of the ongoing entity.

  Reclassifications -- Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

  Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Recent Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share. The statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The disclosure requirements of SFAS No. 128 are effective for periods ending after December 15, 1997. Net income per share, as reported and as would be reportable under SFAS No. 128 for the year ended July 31, 1997 are:

   Primary Net Income per Share as Reported............................... $.71
   Proforma Basic Net Income per Share.................................... $.74
   Proforma Diluted Net Income per Share.................................. $.71

  In February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. The statement establishes standards for disclosing information about an entity's capital structure. The disclosure requirements of SFAS No. 129 are effective for periods ending after December 15, 1997. Management does not believe that the adoption of SFAS No. 129 will have a significant impact on its consolidated financial statements.

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for the Company beginning in fiscal 1999. As both SFAS Nos. 130 and 131 deal with financial disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position or results of operations.

3. ACQUISITIONS

  Between July 1996 and July 1997, the Company completed five acquisitions. Each acquisition was accounted for as a purchase. The excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 25 years. An adjustment to the value of common stock issued in each transaction was recorded to reflect the impact of restrictions on disposal of the stock. The consolidated financial statements of the Company include the results of operations for each acquired business from the acquisition date.

  In July 1996, the Company acquired the information technology staffing business, including two branch facilities and substantially all of the related assets, of the Applications Design and Development division of ADD Consulting, Inc. ("AD&D"). The aggregate purchase price of the acquisition was $11.7 million, consisting of $8.8 million in cash, 152,121 shares of restricted Company common stock valued at $2.6 million and a deferred payment of $300,000.

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995


3. ACQUISITIONS (CONTINUED)

  In November 1996, the Company acquired all of the outstanding common stock of Professional Software Consultants, Inc. ("PSC"). Under the terms of the agreement, the purchase price was approximately $6.2 million in an all cash transaction which included a purchase price adjustment based on PSC's earnings before interest and taxes through December 31, 1996.

  In January 1997, the Company acquired all of the outstanding capital stock of LEARDATA Info-Services, Inc. ("Leardata"). Under the terms of the agreement, the purchase price was approximately $21.4 million, consisting of $17.3 million in cash and 310,226 shares of restricted common stock, valued at $4.1 million.

  In April 1997, the Company completed the acquisition by merger of Computec International Strategic Resources, Inc. ("Computec"). Under the terms of the agreement, the purchase price was approximately $28.2 million, consisting of $19.0 million in cash and 677,880 shares of restricted common stock, valued at $9.2 million. The definitive agreement also calls for an earnout contingent upon Computec's earnings before interest and taxes through December 31, 1998.

  In July 1997, the Company acquired all of the outstanding capital stock of SelecTech, Inc. ("SelecTech"). Under the terms of the agreement, the purchase price was approximately $9.0 million, consisting of $7.0 million in cash and 54,934 shares of restricted common stock, valued at $928,000, and a purchase price adjustment of $1.1 million, which was paid in September 1997 and is recorded in intangible assets and accounts payable and accrued liabilities as of July 31, 1997.

  The allocation of the purchase prices for all acquisitions and other purchase accounting adjustments is as follows (in thousands):

                                                           YEAR ENDED JULY 31,
                                                           ---------------------
                                                            1997     1996
                                                           -------  -------
   Total Purchase Price, net.............................. $63,593  $12,850
   Net Assets Acquired....................................  (9,376)    (801)
   Adjustments to Conform Accounting Policies.............     699      199
   Acquisition Costs......................................   1,987      120
                                                           -------  -------
   Excess of Purchase Price over Net Assets Acquired...... $56,903  $12,368
                                                           =======  =======

  Unaudited pro forma combined results of operations for the periods ended July 31, 1997, 1996 and 1995 (AD&D only) would have been as follows had each of the acquisitions occurred as of the beginning of the respective periods (in thousands):

                                                        1997     1996    1995
                                                      -------- -------- -------
   Revenues.......................................... $146,267 $114,953 $59,975
   Pro Forma Net Income.............................. $  7,827 $  4,143 $ 2,065
   Pro Forma Net Income Per Share.................... $   0.77 $   0.57 $  0.41
   Weighted Average Common and Common Equivalent
    Shares Outstanding...............................   10,150    7,232   5,078

  Pro forma adjustments have been applied to reflect the purchase, which includes the elimination of expenses that are not expected to have a continuing impact on the Company, such as certain redundant personnel costs, excess owner's compensation and cost of line of business not acquired, and the addition of amortization related to the intangible assets acquired.

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995


4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                    JULY 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
   Accounts Payable.............................................. $1,365 $  949
   Accrued Salaries, Bonuses and Related Benefits................  5,655  2,379
   Commissions Payable...........................................    877    362
   Accrued Purchase Price Adjustment.............................  1,106     --
                                                                  ------ ------
                                                                  $9,003 $3,690
                                                                  ====== ======

5. DEBT

  Effective October 1996, the Company obtained a two-year, $20 million credit facility (the "Credit Agreement") with a bank. The credit facility consisted of a revolving line of credit in the principal amount of $10 million, and bore interest at the prime rate or LIBOR plus 1.0% and an acquisition facility in the principal amount of $10 million which bore interest at the prime rate or LIBOR plus 1.25%. Both facilities were collateralized by accounts receivable and equipment. All outstanding borrowings under the Credit Agreement were repaid with the proceeds from the second public offering (see Note 6). As of July 31, 1997, the Company had no outstanding borrowings and was in compliance with all covenants thereunder.

  On September 25, 1997, the Company obtained a five-year, $60 million Revolving/Term Loan Agreement (the "New Credit Agreement") with a bank syndicate. The New Credit Agreement consists of a revolving line of credit in the principal amount of $60 million, and bears interest at the prime rate to prime rate plus 1% or LIBOR plus .75% to 2.25% depending on defined financial covenants. At the end of three years, the outstanding balance on the facility converts to a two-year fully amortized term loan. The facility is collateralized by substantially all of the assets of the Company and its subsidiaries, including accounts receivable and equipment. Additional pricing options and alternatives are available depending on certain financial conditions. The New Credit Agreement contains various covenants, including the maintenance of defined financial ratios such as net worth.

6. SHAREHOLDERS' EQUITY

  Second Public Offering -- In January 1997 the Company completed a second public offering of 2,395,000 shares of its common stock at an offering price of $17.50 per share for net proceeds of $38.9 million.

  Initial Public Offering -- In March 1996 the Company completed an initial public offering of 2,726,000 shares of its common stock at an offering price of $14.00 per share for net proceeds of $34.3 million.

  Stock Split -- On January 8, 1996, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 8,000,000 to 20,000,000, authorize 2,001,480 shares of preferred stock (of which 1,480 were designated Series A Convertible Preferred Stock) and effect a 400-for-one stock split of its common stock. All shares and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995


6. SHAREHOLDERS' EQUITY (CONTINUED)

  Preferred Stock -- In March 1995, the Company issued 1,480 shares of Series A preferred stock for $1,601,000, less costs of $208,000 associated with the issuance. The Series A preferred stock had a liquidation preference of $1,082 per share, plus 8.0% interest per annum, compounded annually applied to such an amount from the date of original issuance, less any dividends previously paid. The stock was redeemable at an amount equal to the sum of $2,850 per share, plus any declared and unpaid dividends, and was payable in twelve equal quarterly installments. Holders of Series A preferred stock were entitled to receive noncumulative cash dividends at an annual rate of $87 per share, payable in preference and priority to any dividend on common stock when, and as declared by, the Board of Directors.

  The Company had 2,001,480 authorized shares of Preferred Stock, of which 1,480 shares had been designated Series A Convertible Preferred Stock as of July 31, 1995. Immediately prior to the consummation of the initial public offering, the outstanding shares of Series A Convertible Preferred Stock automatically converted into an aggregate of 592,000 shares of common stock. The shares of Series A Convertible Preferred Stock were canceled upon said conversion and ceased to be authorized.

  Dividends -- The Company's Credit Agreement and New Credit Agreement prohibit the payment of dividends without the prior written consent of the lender.

7. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

  Stock Option Plan -- In 1994, the Company adopted the 1994 Stock Plan (the "Stock Plan") under which incentive and non-statutory stock options to acquire shares of the Company's common stock may be granted to officers, employees and consultants of the Company. The Stock Plan is administered by the Board of Directors and permits the issuance of options as of July 31, 1997 of up to 1,500,000 shares, subject to shareholder approval, of the Company's common stock. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Stock Plan vest over various terms up to four years and are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in each individual employee option agreement. A summary of employee stock options is as follows:

                                                                  WEIGHTED
                                                 WEIGHTED         AVERAGE
                                 NUMBER OF       AVERAGE         FAIR VALUE
                                   SHARES     EXERCISE PRICE OF OPTIONS GRANTED
                               -------------- -------------- ------------------
                               (IN THOUSANDS)
   Outstanding August 1,
    1994.....................         --              --
    Granted..................        284          $ 1.32
                                   -----
   Outstanding July 31, 1995.        284          $ 1.32
    Granted..................        395          $14.16           $6.75
    Exercised................        (22)         $ 1.31
    Canceled.................        (40)         $25.55
                                   -----
   Outstanding July 31, 1996.        617          $ 8.20
    Granted..................        785          $18.79           $8.87
    Exercised................        (65)         $ 2.78
    Canceled.................       (152)         $17.99
                                   -----
   Outstanding July 31, 1997.      1,185          $14.17
                                   =====

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995


7 . STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS (CONTINUED)

  The following table summarizes information concerning currently outstanding and exercisable options:

                                  WEIGHTED
                                   AVERAGE   WEIGHTED             WEIGHTED
        RANGE OF      NUMBER OF   REMAINING  AVERAGE              AVERAGE
        EXERCISE       OPTIONS   CONTRACTUAL EXERCISE   NUMBER    EXERCISE
        PRICES:      OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
        --------     ----------- ----------- -------- ----------- --------
     $ 1.31--$14.00     446,630     7.76      $ 5.57    233,268    $ 3.89
     $16.88--$18.75     456,000     9.56      $17.87     36,000    $16.88
     $19.88--$27.25     282,477     9.38      $21.81     26,342    $21.61
                      ---------
     $ 1.31--$27.25   1,185,107     8.84      $14.17    295,610    $ 7.05

  Additional Stock Plan Information -- The Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

  SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share, had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model, with the following weighted average assumptions: expected life, 6.1 years; stock volatility, 36.2%; risk-free interest rates, 6.5%; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $3.1 million or $ .52 per share in 1996 and $5.9 million or $ .62 per share in 1997. However, the impact of the outstanding nonvested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculations will apply to all applicable stock options.

  Retirement Savings Plan -- The Company has a retirement savings plan (the "Plan") which qualifies under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 20% of their annual compensation, as defined by the Plan. Company contributions are fully discretionary, and no Company contributions have been made to the Plan during any year.

  Employee Stock Purchase Plan -- In October 1996, the Company adopted an Employee Stock Purchase Plan (the "ESP Plan"). The ESP Plan allows employees of the Company to purchase common stock without having to pay any commissions on the purchases. The maximum amount that any employee can contribute to the ESP Plan per quarter is $6,250. The total number of shares which are reserved by the Company for purchase under the ESP Plan is 250,000 of which 231,765 shares remain reserved as of July 31, 1997.

                     DATA PROCESSING RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995


8. INCOME TAXES

  The provision for income taxes includes the following (in thousands):

                                                          YEARS ENDED JULY 31,
                                                          ---------------------
                                                           1997    1996   1995
                                                          ------  ------ ------
   Current:
    Federal.............................................. $3,693  $1,563 $1,153
    State................................................  1,068     475    315
                                                          ------  ------ ------
                                                           4,761   2,038  1,468
   Deferred:
    Federal..............................................   (196)     32   (227)
    State................................................    (23)     26    (36)
                                                          ------  ------ ------
                                                            (219)     58   (263)
                                                          ------  ------ ------
   Provision for Income Taxes............................ $4,542  $2,096 $1,205
                                                          ======  ====== ======

  A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate is as follows:

                                                               YEARS ENDED
                                                                 JULY 31,
                                                              -----------------
                                                              1997  1996   1995
                                                              ----  ----   ----
   Income Taxes at Statutory Federal Rate.................... 35.0% 35.0%  35.0%
   State Taxes, net of Federal Benefit.......................  6.0   6.2    6.3
   Tax Exempt Interest Income................................ (2.7) (2.3)    --
   Non-Deductible Goodwill...................................  2.5    --     --
   Other.....................................................  0.5   1.3    0.7
   Benefit of Graduated Rates................................ (0.9) (1.0)  (1.0)
                                                              ----  ----   ----
       Total................................................. 40.4% 39.2%  41.0%
                                                              ====  ====   ====

  The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income effects of these temporary differences representing significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                   JULY 31,
                                                                ---------------
                                                                1997   1996
                                                                -----  ----
   State Income Taxes.......................................... $ 371  $158
   Goodwill....................................................  (149)   --
   Bad Debt Reserve............................................    82    42
   Vacation Accrual............................................   172    16
   Net Operating Losses........................................    53    --
   Change of Accounting from Cash to Accrual Method for
    Acquired Subsidiaries......................................  (679)   --
   Other.......................................................    14    --
                                                                -----  ----
   Total Deferred Tax (Liability) Asset........................ $(136) $216
                                                                =====  ====

  During fiscal 1997, the Company established a net deferred tax liability of $571,000 in connection with basis differences resulting from several of its acquisitions (Note 3).

  During fiscal 1997, the Company settled an examination by the Internal Revenue Service for the years ended July 31, 1992, 1993 and 1994 for an immaterial amount.

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995


9. COMMITMENTS AND CONTINGENCIES

  The Company leases its office facilities, certain equipment and vehicles under lease agreements classified as operating leases. Future minimum lease payments under such noncancelable operating leases are summarized as follows at July 31, 1997 (in thousands):

         1998.............................................. $1,065
         1999..............................................  1,023
         2000..............................................    665
         2001..............................................    408
         2002..............................................    366
         Thereafter........................................    275
                                                            ------
         Total Future Minimum Lease Payments............... $3,802
                                                            ======

  Rent expense amounted to $625,000, $227,000 and $170,000 for the years ended July 31, 1997, 1996, and 1995, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of income.

10. RELATED PARTY TRANSACTIONS

  In fiscal 1994, one of the Company's larger clients desired to outsource its entire information systems department through an employee leasing arrangement. Because the Company does not provide such employee leasing services and was unable to provide a comparable employment benefit package to consultants working for this company, Information Technology Resources, Inc. ("ITR"), was formed by the founder of the Company and certain other persons, including certain former employees of ITR's client, with the founder owning approximately 75.6% of the outstanding capital stock. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement. Management fees earned by the Company were $1,035,000, $1,084,000 and $934,000 for the years ended 1997,
1996 and 1995, respectively. ITR also contracts with the Company for technical consultants to meet its staffing needs. For the year ended July 31, 1997, 1996 and 1995, the Company recorded revenues of $3,460,000, $4,974,000 and $3,678,000 from billing of ITR technical consultants. Effective August 1, 1997 the management service agreement with ITR has been renegotiated to reflect a reduction in the management fee.

11. CONCENTRATION OF CREDIT RISK

  The Company's revenues are generated from credit sales to customers located throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit lines and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. The Company's ten largest customers represented 32.1% of total revenues in fiscal 1997, and as a result, the Company has a large proportion of its receivables outstanding with these customers. Accounts receivable from the Company's ten largest customers was $3,733,000 as of July 31, 1997.

  In each of fiscal 1997, 1996 and 1995, the Company had sales to a major customer, not necessarily the same customer in each period, of approximately $5,800,000, $5,794,000 and $6,072,000, respectively. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectability of related receivables could have a material adverse effect on the Company's financial condition and results of operations.

                                                                     SCHEDULE II

                     DATA PROCESSING RESOURCES CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                              ADDITIONS
                                        ---------------------
                         BALANCE AT THE CHARGES TO                        BALANCE AT THE
                          BEGINNING OF  BAD DEBTS  RECOVERIES DEDUCTIONS/   END OF THE
      DESCRIPTION          THE PERIOD    EXPENSE   AND OTHER  WRITE-OFFS      PERIOD
      -----------        -------------- ---------- ---------- ----------- --------------
1997
 Allowance For Doubtful
 Accounts..............       $129         $ 99       $110       $(76)         $262
1996
 Allowance For Doubtful
 Accounts..............       $ 63         $105         --       $(39)         $129
1995
 Allowance For Doubtful
 Accounts..............       $ --         $ 97         --       $(34)         $ 63