Form 10-Q
period 1997-10-31
DATA PROCESSING RESOURCES CORP
filed 1997-12-15
CIK 1005700

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED OCTOBER 31, 1997

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

                                Yes [X]  No [ ]

     Number of shares of common stock outstanding as of October 31, 1997 is
                                  11,079,683.
================================================================================

                     DATA PROCESSING RESOURCES CORPORATION

         INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION
                                 AND SIGNATURE

                                                                                         PAGE
                                                                                         -----
PART I.  FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements...........................................
           Condensed Consolidated Balance Sheets as of October 31, 1997 and July 31,
           1997........................................................................      3
           Condensed Consolidated Statements of Income for the Three Months Ended
           October 31, 1997 and 1996...................................................      4
           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           October 31, 1997 and 1996...................................................      5
           Notes to Condensed Consolidated Financial Statements........................    6-8
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................   9-11

PART II. OTHER INFORMATION.............................................................     12
  Item 1.  Legal Proceedings...........................................................     12
  Item 2.  Changes in Securities.......................................................     12
  Item 3.  Defaults Upon Senior Securities.............................................     12
  Item 4.  Submission of Matters to Vote of Security Holders...........................     12
  Item 5.  Other Information...........................................................     12
  Item 6.  Exhibits and Reports on Form 8-K............................................     12

SIGNATURE..............................................................................     13

                     DATA PROCESSING RESOURCES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  OCTOBER 31,        JULY 31,
                                                                      1997             1997
                                                                  ------------     ------------
                                                                  (UNAUDITED)
Current Assets:
  Cash and Cash Equivalents.....................................  $ 15,781,000     $ 17,812,000
  Accounts Receivable (net of allowance for doubtful accounts of
     $547,000 and $262,000 as of October 31, 1997 and July 31,
     1997, respectively)........................................    25,943,000       21,839,000
  Prepaid Expenses and Other Current Assets.....................     1,128,000        1,076,000
                                                                  ------------     ------------
          Total Current Assets..................................    42,852,000       40,727,000
Property, net...................................................     1,734,000        1,429,000
Other Assets....................................................       344,000          158,000
Intangible Assets, net..........................................    68,046,000       67,973,000
                                                                  ------------     ------------
                                                                  $112,976,000     $110,287,000
                                                                  ============     ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities......................  $  7,756,000     $  9,003,000
  Income Taxes Payable..........................................     1,717,000        1,489,000
  Deferred Income Taxes.........................................        55,000           55,000
                                                                  ------------     ------------
          Total Current Liabilities.............................     9,528,000       10,547,000
Long-Term Deferred Income Taxes.................................        81,000           81,000
Commitments and Contingencies
Shareholders' Equity:
  Preferred Stock; 2,000,000 shares authorized; no shares issued and outstanding............................................
  Common Stock; 20,000,000 shares authorized; 11,079,683 and
     11,013,686 shares issued and outstanding as of October 31,
     1997 and July 31, 1997, respectively.......................    91,212,000       90,472,000
  Additional Paid-in Capital....................................     2,642,000        2,196,000
  Retained Earnings.............................................     9,513,000        6,991,000
                                                                  ------------     ------------
          Total Shareholders' Equity............................   103,367,000       99,659,000
                                                                  ------------     ------------
                                                                  $112,976,000     $110,287,000
                                                                  ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                            OCTOBER 31,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
Revenues..........................................................  $45,094,000     $20,134,000
Cost of Professional Services.....................................   32,690,000      15,434,000
                                                                    -----------     -----------
  Gross Margin....................................................   12,404,000       4,700,000
Selling, General and Administrative Expenses......................    8,027,000       2,853,000
                                                                    -----------     -----------
Operating Income..................................................    4,377,000       1,847,000
Interest Income, net..............................................      127,000         202,000
                                                                    -----------     -----------
Income Before Provision for Income Taxes..........................    4,504,000       2,049,000
Provision for Income Taxes........................................    1,982,000         801,000
                                                                    -----------     -----------
Net Income........................................................  $ 2,522,000     $ 1,248,000
                                                                    ===========     ===========
Net Income per Share..............................................  $      0.22     $      0.16
                                                                    ===========     ===========
Weighted Average Shares Outstanding...............................   11,457,000       7,864,000
                                                                    ===========     ===========

Supplemental Operating Data:
  Earnings before Interest, Taxes and Amortization................  $ 5,131,000     $ 1,958,000
                                                                    ===========     ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                      -------------------------
                                                                         1997          1996
                                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..........................................................  $ 2,522,000   $ 1,248,000
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
  Depreciation and Amortization.....................................      873,000       170,000
  Changes in Operating Assets and Liabilities, net of the Effect of
     Acquisitions:
     Accounts Receivable............................................   (4,104,000)     (781,000)
     Prepaid Expenses and Other Assets..............................     (325,000)     (207,000)
     Accounts Payable and Accrued Liabilities.......................     (141,000)      171,000
     Income Taxes Payable...........................................      612,000       576,000
                                                                      -----------   -----------
     Net Cash (Used in) Provided by Operating Activities............     (563,000)    1,177,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Contingent Acquisition Obligations....................   (1,496,000)           --
Purchase of Property................................................     (430,000)      (87,000)
                                                                      -----------   -----------
     Net Cash Used in Investing Activities..........................   (1,926,000)      (87,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan..........................      144,000            --
Proceeds from the Exercise of Stock Options.........................      252,000            --
Other...............................................................       62,000            --
                                                                      -----------   -----------
     Net Cash Provided by Financing Activities......................      458,000            --
                                                                      -----------   -----------
NET (DECREASE) INCREASE IN CASH.....................................   (2,031,000)    1,090,000
Cash and Cash Equivalents, Beginning of Year........................   17,812,000    21,855,000
                                                                      -----------   -----------
Cash and Cash Equivalents, End of Year..............................  $15,781,000   $22,945,000
                                                                      ===========   ===========
SUPPLEMENTAL INFORMATION -- CASH PAID FOR:
Interest............................................................  $    17,000   $     4,000
                                                                      ===========   ===========
Income Taxes........................................................  $ 1,370,000   $   225,000
                                                                      ===========   ===========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Tax Benefit of Stock Options Exercised..............................  $   384,000   $        --
Detail of Businesses Acquired in Purchase Transactions:
     Fair Value of Assets Acquired..................................  $   734,000   $(1,129,000)
     Common Stock Issued in Acquisitions............................  $  (344,000)  $ 1,129,000
     Cash Paid for Acquisitions.....................................  $(1,496,000)  $        --
                                                                      -----------   -----------
     Liabilities Relieved...........................................  $(1,106,000)  $        --
                                                                      ===========   ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

 1. GENERAL

  Business

     Data Processing Resources Corporation (the Company) is a leading multi-regional specialty staffing company providing information technology services to a diverse group of corporate clients.

  Interim Financial Data

     The interim financial data as of October 31, 1997 and for the three months ended October 31, 1997 and 1996 is unaudited. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. For further information refer to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 and the Company's registration statement on Form S-1 (Registration No. 333-18719) originally filed with the Securities and Exchange Commission on December 24, 1996, as amended by Amendment No. 1 to such registration statement filed with the Securities and Exchange Commission on January 7, 1997. Certain reclassifications have been made in the condensed consolidated financial statements to conform amounts previously reported for fiscal year 1997 to the fiscal year 1998 presentation.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Revenue Recognition -- The Company recognizes revenues as services are performed.

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

     Recent Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share. The statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The disclosure requirements of SFAS No. 128 are effective for periods ending after December 15, 1997. Net income per

                     DATA PROCESSING RESOURCES CORPORATION

              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

share, as reported and as would be reportable under SFAS No. 128 for the three months ended October 31, 1997 are:

    Primary Net Income per Share as Reported......................................   $.22
    Pro Forma Basic Net Income per Share..........................................   $.23
    Pro Forma Diluted Net Income per Share........................................   $.22

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

 3. ACQUISITIONS

     The Company has completed five acquisitions including: the Applications Design and Development division ("AD&D") of ADD Consulting, Inc., Professional Software Consultants, Inc. ("PSC"), LEARDATA Info-Services, Inc. ("Leardata"), Computec International Strategic Resources, Inc. ("Computec") and SelecTech, Inc. ("SelecTech"), collectively, the "Acquisitions". The Acquisitions were accounted for as purchases. The excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 25 years. An adjustment to the value of common stock issued in transactions was recorded to reflect the impact of restrictions on disposal of the stock. The consolidated financial statements of the Company include the results of operations for each acquired business from the acquisition date.

     Unaudited pro forma consolidated results of operations for the three months ended October 31, 1996 would have been as follows had the acquisitions occurred as of the beginning of the period:

                                                                             1996
                                                                          -----------
        Revenues........................................................  $34,340,000
        Pro Forma Net Income............................................  $ 1,882,000
        Pro Forma Net Income Per Share..................................  $      0.21
        Weighted Average Shares Outstanding.............................    8,920,000

     Pro forma adjustments have been applied to reflect the purchase, which includes the elimination of expenses that are not expected to have a continuing impact on the Company, such as certain redundant personnel costs, and excess owner's compensation, and the addition of amortization related to the intangible assets acquired.

                     DATA PROCESSING RESOURCES CORPORATION

              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

 4. RELATED PARTY TRANSACTIONS

     Information Technology Resources, Inc. ("ITR") was formed by the founder of the Company and certain other persons, including former employees of ITR, with the founder owning approximately 75.6% of the outstanding capital stock. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement. Effective August 1, 1997 the management service agreement with ITR was renegotiated to reflect a reduction in the management fee. Management fees earned by the Company were $153,000 and $300,000 for the three months ended October 31, 1997 and 1996, respectively. ITR also contracts with the Company for technical consultants to meet its staffing needs. For the three months ended October 31, 1997 and 1996, the Company recorded revenues of $720,000 and $1,023,000 from billing of ITR technical consultants, respectively.

                     DATA PROCESSING RESOURCES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical consultants; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; and other factors described throughout this Form 10-Q and in the Company's Form 10-K for the year ended July 31, 1997. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, including the risk factors set forth in the Company's prospectus dated January 21, 1997.

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996

     Revenues. Revenues increased $25.0 million, or 124.0%, to $45.1 million for the three months ended October 31, 1997 as compared to $20.1 million for the three months ended October 31, 1996. This increase resulted primarily from the contribution of revenues from the acquisitions of PSC (acquired in November
1996), Leardata (acquired in January 1997), Computec (acquired in April 1997) and SelecTech (acquired in July 1997). In addition, recently opened branch locations such as Seattle (opened in June 1996), Des Moines (opened in September
1996), Portland (opened in February 1997), St. Louis (opened in May 1997) and the Company's locations in California have also contributed to the increase in revenue. The internal growth rate, excluding the effect of acquisitions completed in fiscal 1997, for the three months ended October 31, 1997 was 32%. This increase represents sequential improvements from the 14%, 20%, 23% and 28% internal growth rates reported in the first through fourth quarters of fiscal 1997, respectively. The increases were also due to: (i) new information technology projects; (ii) increased demand in the networking and communications market; and (iii) a broadening of the types of services being provided such as network management and desktop services and Year 2000 Conversions.

     Gross Margin. Gross margin increased $7.7 million, or 163.9%, to $12.4 million, for the three months ended October 31, 1997 as compared to $4.7 million for the three months ended October 31, 1996. As a percentage of revenues, gross margin increased for the three months ended October 31, 1997 to 27.5% as compared to 23.3% for the prior year period. This gross margin percentage improvement reflects higher gross margins from: (i) the Acquisitions due to their higher mix of salaried consultants; (ii) the opening of the branch locations in Seattle, Des Moines and Portland; and (iii) a gross margin improvement program in existing markets and a change in the mix of service offerings, with an increased component of higher margin services for the three months ended October 31, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $5.2 million, or 181.4%, to $8.0 million for the three month ended October 31, 1997, as compared to $2.9 million for the three months ended October 31, 1996. Selling, general and administrative expenses also increased as a percentage of revenues to 17.8% for the three months ended October 31, 1997, as compared to 14.2% for the prior year period. This increase primarily resulted from: (i) amortization of intangible assets related to acquisitions; (ii) investment in additional management personnel and corporate infrastructure required to support planned Company growth, particularly sales and recruiting personnel; (iii) costs related to new branch openings; (iv) an increase in bad debt expense; and (v) an increase in management information systems expenses required to support planned growth.

     Operating Income. Operating income increased $2.5 million, or 137.0%, to $4.4 million for the three months ended October 31, 1997 from $1.8 million for the same period in 1996. As a percentage of revenues, operating income increased to 9.7% for the three months ended October 1997 as compared to 9.2% for the three months ended October 31, 1996 reflecting the gross margin improvement offset, in part, by an increase in selling, general and administrative expenses as a percentage of revenues.

     Interest Income, net. The Company had net interest income of $127,000 for the three months ended October 31, 1997 as compared to $202,000 for the three months ended October 31, 1996 as a result of the investment of the proceeds of the Company's initial public offering of securities in March 1996 and of the Company's second public offering of securities (the "Offering") in January 1997 in interest bearing investment grade securities, offset in part, by the use of proceeds for acquisitions.

     Provision for Income Taxes. The Company's effective tax rate increased to 44.0% in the three months ended October 31, 1997 from 39.1% in the three months ended October 31, 1996. The increase in the effective tax rate is primarily due to the effect of a full year of nondeductible amortization of goodwill on certain acquisitions offset by the tax benefit associated with investment in short-term tax exempt cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and net working capital totaled $15.8 million and $33.3 million, respectively, as of October 31, 1997. The Company used $563,000 in cash flow from operations for the three months ended October 31, 1997, primarily to fund increases in accounts receivable. The Company used $1.5 million in cash in connection with its ongoing acquisition program to acquire companies.

     Accounts receivable balances have increased on a days sales outstanding basis partially due to the effect of differing accounts receivable terms and cycles maintained by companies acquired during fiscal 1997. Expansion of personnel in credit and collections as a part of the Company's overall acquisition integration strategy has taken place.

     On September 25, 1997, the Company obtained a five-year, $60,000,000 Revolving/Term Loan Agreement (the "New Credit Agreement") with a bank syndicate. The New Credit Agreement, which supersedes and replaces a prior credit agreement, consists of a revolving line of credit in the principal amount of $60,000,000, and bears interest at the prime rate to prime rate plus 1% or LIBOR plus .75% to 2.25% depending on defined financial covenants. At the end of three years, the outstanding balance on the facility converts to a two-year fully amortized term loan. The facility is secured by substantially all of the assets of the Company and its subsidiaries, including accounts receivable and equipment. Additional pricing options and alternatives are available depending on certain financial conditions. The New Credit Agreement contains various covenants, including the maintenance of defined financial ratios such as net worth. As of October 31, 1997, the Company had no outstanding borrowings and was in compliance with bank covenants.

     On April 30, 1997, the Company completed the acquisition by merger of Computec. Under the terms of the agreement, a contingent earnout payment in the amount of $734,000 consisting of $390,000 in cash and 14,970 shares of restricted common stock was paid in October 1997. The definitive agreement also obligates the Company to make additional earnout payments semi-annually contingent upon Computec's earnings before interest and taxes through December 31, 1998. Should Computec achieve its contingent earnout thresholds, the obligation under this arrangement could be material to the consolidated financial statements.

     On July 10, 1997, the Company completed the acquisition of SelecTech. Under the terms of the agreement, a purchase price adjustment of $1.1 million in cash was paid in September 1997.

     The Company anticipates that its primary uses of working capital in future periods will be for acquisitions, the internal development of new branches, investments in its management information systems, earnouts and the funding of increases in accounts receivable. Although the Company seeks to use its common stock to make acquisitions, to the extent possible, a substantial portion of the purchase price for acquisitions was paid in cash. The Company continually reviews and evaluates acquisition candidates to complement and expand its existing business, and is at various stages of evaluation and discussion with a number of such candidates. Such acquisition candidates may also require that all or a significant portion of the purchase price be paid in cash. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company cannot predict to what extent new branches will be added through acquisitions as compared to internal development.

     The Company anticipates that the opening of new branches will require an investment of approximately $150,000 to $200,000 per branch to acquire equipment and supplies and to fund operating losses for the initial nine- to twelve-month period of operations which management believes will generally be required for a new branch to achieve profitability. The Company expenses the costs of opening a new branch as incurred, except for the cost of equipment and other capital assets, which are capitalized. Generally, expenditures for such capital assets for a new branch will be less than $60,000. There can be no assurance that future branches will achieve profitability within a nine- to twelve-month period after opening. The Company anticipates making additional capital expenditures in connection with the development of new branch facilities in future periods and the improvement of its network and operating system infrastructure and management reporting system.

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

                     DATA PROCESSING RESOURCES CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     In connection with the Company's acquisition by merger of Computec International Strategic Resources, Inc. ("Computec"), on April 30, 1997, the Company issued 14,970 shares of common stock in October 1997 as part of the contingent earnout payment to certain shareholders of Computec. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

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

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS
       Exhibit 27  Financial Data Schedule

     (b) REPORTS ON FORM 8-K
         The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the third quarter of fiscal 1997:

        None

                                        SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 15th day of December, 1997.

                                          DATA PROCESSING RESOURCES
                                          CORPORATION

                                          By: /s/ Michael A. Piraino
                                            ------------------------------------
                                            Michael A. Piraino, Senior Vice
                                              President
                                            and Chief Financial Officer