Form 10-Q
period 1998-01-31
DATA PROCESSING RESOURCES CORP
filed 1998-03-09
CIK 1005700

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

                    For The Quarter Ended January 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number 0-27612

                     DATA PROCESSING RESOURCES CORPORATION
            (Exact name of registrant as specified in its charter)

              CALIFORNIA                             95-3931443
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

  4400 MACARTHUR BOULEVARD, SUITE 600                   92660
           NEWPORT BEACH, CA                         (Zip Code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (714) 553-1102

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares of common stock outstanding as of January 31, 1998 is 11,300,745.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     DATA PROCESSING RESOURCES CORPORATION

         INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION
                                 AND SIGNATURE

                                                                             PAGE
                                                                             ----
PART I. FINANCIAL INFORMATION..............................................
 Item 1.Consolidated Financial Statements..................................
    Condensed Consolidated Balance Sheets as of January 31, 1998 and July
     31, 1997..............................................................     3
    Condensed Consolidated Statements of Income for the Three and Six
     Months Ended January 31, 1998 and 1997................................     4
    Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended January 31, 1998 and 1997.......................................     5
    Notes to Condensed Consolidated Financial Statements...................   6-8
 Item 2.Management's Discussion and Analysis of Financial Condition and Re-
  sults of Operations......................................................  9-12
PART II. OTHER INFORMATION.................................................    13
 Item 1.Legal Proceedings..................................................    13
 Item 2.Changes in Securities..............................................    13
 Item 3.Defaults Upon Senior Securities....................................    13
 Item 4.Submission of Matters to Vote of Security Holders..................    13
 Item 5.Other Information..................................................    14
 Item 6.Exhibits and Reports on Form 8-K...................................    14
SIGNATURE..................................................................    15

                     DATA PROCESSING RESOURCES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           JANUARY 31, JULY 31,
                                                              1998       1997
                                                           ----------- --------
                                                           (UNAUDITED)
                          ASSETS
Current Assets:
 Cash and Cash Equivalents................................  $ 15,295   $ 17,812
 Accounts Receivable (net of allowance for doubtful ac-
  counts of $640 and $262
  as of January 31, 1998 and July 31, 1997, respectively).    28,144     21,839
 Prepaid Expenses and Other Current Assets................     1,940      1,076
                                                            --------   --------
  Total Current Assets....................................    45,379     40,727
Property, net.............................................     2,618      1,429
Other Assets..............................................       413        158
Intangible Assets, net....................................    97,012     67,973
                                                            --------   --------
                                                            $145,422   $110,287
                                                            ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable and Accrued Liabilities.................  $  9,509   $  9,003
 Income Taxes Payable.....................................       219      1,489
 Deferred Income Taxes....................................        55         55
                                                            --------   --------
  Total Current Liabilities...............................     9,783     10,547
Long-Term Deferred Income Taxes...........................        81         81
Long-Term Debt............................................    25,500        --
Commitments and Contingencies
Shareholders' Equity:
 Preferred Stock; 2,000,000 shares authorized; no shares
  issued and outstanding..................................       --         --
 Common Stock; 20,000,000 shares authorized; 11,300,745
  and 11,013,686 shares
  issued and outstanding as of January 31, 1998 and July
  31, 1997, respectively..................................    95,452     90,472
 Additional Paid-in Capital...............................     2,676      2,196
 Retained Earnings........................................    11,930      6,991
                                                            --------   --------
  Total Shareholders' Equity..............................   110,058     99,659
                                                            --------   --------
                                                            $145,422   $110,287
                                                            ========   ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                THREE MONTHS
                                                    ENDED      SIX MONTHS ENDED
                                                 JANUARY 31,      JANUARY 31,
                                               --------------- -----------------
                                                1998    1997     1998     1997
                                               ------- ------- -------- --------
Revenues.....................................  $44,783 $23,777 $ 89,877 $ 43,911
Cost of Professional Services................   32,610  18,172   65,300   33,606
                                               ------- ------- -------- --------
 Gross Margin................................   12,173   5,605   24,577   10,305
Selling, General and Administrative Expenses.    7,920   3,665   15,947    6,518
                                               ------- ------- -------- --------
Operating Income.............................    4,253   1,940    8,630    3,787
Interest Income, net.........................       62     124      189      326
                                               ------- ------- -------- --------
Income Before Provision for Income Taxes.....    4,315   2,064    8,819    4,113
Provision for Income Taxes...................    1,898     803    3,880    1,604
                                               ------- ------- -------- --------
Net Income...................................  $ 2,417 $ 1,261 $  4,939 $  2,509
                                               ======= ======= ======== ========
Net Income per Share--Basic..................  $  0.22 $  0.16 $   0.45 $   0.33
                                               ======= ======= ======== ========
Net Income per Share--Diluted................  $  0.21 $  0.16 $   0.43 $   0.32
                                               ======= ======= ======== ========
Weighted Average Common Shares Outstanding--
 Basic.......................................   11,102   7,703   11,068    7,597
                                               ======= ======= ======== ========
Weighted Average Common Shares Outstanding--
 Diluted.....................................   11,512   8,065   11,484    7,936
                                               ======= ======= ======== ========
Supplemental Operating Data:
Earnings before Interest, Taxes and Amortiza-
 tion........................................  $ 4,918 $ 2,129 $ 10,049 $  4,087
                                               ======= ======= ======== ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              SIX MONTHS
                                                           ENDED JANUARY 31,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
                                                        (UNAUDITED) (UNAUDITED)
Cash flows from operating activities:
 Net income............................................  $  4,939    $  2,509
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation.......................................       265         147
    Amortization.......................................     1,419         300
    Changes in operating assets and liabilities, net of
     the effect of acquisitions:
     Accounts receivable...............................    (3,563)     (1,570)
     Prepaid expenses and other assets.................      (947)       (950)
     Accounts payable and accrued liabilities..........       355         559
     Income taxes payable..............................      (853)         75
                                                         --------    --------
      Net cash provided by operating activities........     1,615       1,070
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash acquired......   (28,067)    (18,924)
 Cash paid for contingent acquisition obligations......    (1,496)        --
 Cash received under contingent acquisition
  obligations..........................................       112         --
 Purchase of property..................................      (891)       (373)
                                                         --------    --------
      Net cash used in investing activities............   (30,342)    (19,297)
Cash flows from financing activities:
 Proceeds from public offerings of common stock, net...       --       39,054
 Proceeds from employee stock purchase plan............       388         --
 Proceeds from the exercise of stock options...........       322         --
 Proceeds of line of credit............................    25,500         --
                                                         --------    --------
      Net cash provided by financing activities........    26,210      39,054
                                                         --------    --------
Net (decrease) increase in cash........................    (2,517)     20,827
Cash and cash equivalents, beginning of year...........    17,812      21,855
                                                         --------    --------
Cash and cash equivalents, end of year.................  $ 15,295    $ 42,682
                                                         ========    ========
Supplemental information -- Cash paid for:
 Interest..............................................  $     47    $     11
                                                         ========    ========
 Income taxes..........................................  $  4,894    $  1,528
                                                         ========    ========
Supplemental schedule of noncash financing and
 investing activities:
 Tax benefit of stock options exercised................  $    418         --
 Detail of businesses acquired in purchase
  transactions:
  Fair value of assets acquired........................  $ 33,718    $  8,049
  Common stock issued in acquisitions..................    (4,333)     (4,043)
  Cash paid for acquisitions...........................   (29,746)    (18,924)
                                                         --------    --------
  Liabilities (relieved) assumed ......................  $   (361)   $  1,188
                                                         ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1998 AND 1997

1. GENERAL

 Business

  Data Processing Resources Corporation (the Company) is a leading multi-regional specialty staffing company providing information technology services to a diverse group of corporate clients.

 Interim Financial Data

  The interim financial data as of January 31, 1998 and for the three and six months ended January 31, 1998 and 1997 is unaudited. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. For further information refer to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, Form 10-Q for the quarter ended October 31, 1997 and the Company's registration statement on Form S-1 (Registration No. 333-18719) originally filed with the Securities and Exchange Commission on December 24, 1996, as amended by Amendment No. 1 to such registration statement filed with the Securities and Exchange Commission on January 7, 1997. Certain reclassifications have been made in the condensed consolidated financial statements to conform amounts previously reported for fiscal year 1997 to the fiscal year 1998 presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Property--The cost of furniture, fixtures and equipment is depreciated using straight-line and accelerated methods based on the estimated useful lives of the related assets, generally five to seven years. Leasehold improvements are amortized over the lesser of five years or the life of the lease.

  Intangible Assets--Intangible assets include goodwill which represents the excess of cost over fair value of net assets acquired, and is amortized using the straight-line method over 25 years. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined when the carrying amount of such asset exceeds the associated undiscounted cash flows.

  Revenue Recognition--The Company recognizes revenues as services are performed.

  Income Taxes--The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in the tax law or rates.

  Recent Accounting Pronouncements--In the second quarter of 1998, the Company adopted SFAS No. 128, Earnings per Share. Net income per share for fiscal 1997 and interim periods have been restated. The statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                     DATA PROCESSING RESOURCES CORPORATION

         FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1998 AND 1997

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

3. ACQUISITIONS

  On January 27, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of S3G, Inc., a Texas Corporation ("S3G"). Under the terms of the asset purchase agreement, the purchase price was $32.2 million, consisting of $28.2 million in cash and 204,552 shares of DPRC common stock, valued at approximately $4.0 million. In addition, S3G has the right to receive certain additional consideration contingent upon S3G's adjusted earnings before interest and taxes through December 31, 1998.

  Prior to July 1997, the Company completed five acquisitions in addition to the acquisition of the assets of S3G including: the Applications Design and Development division ("AD&D") of ADD Consulting, Inc., Professional Software Consultants, Inc. ("PSC"), LEARDATA Info-Services, Inc. ("Leardata"), Computec International Strategic Resources, Inc. ("Computec") and SelecTech, Inc. ("SelecTech"), collectively, the "Acquisitions". The Acquisitions were accounted for as purchases. The excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 25 years. An adjustment to the value of common stock issued in transactions was recorded to reflect the impact of restrictions on disposal of the stock. The consolidated financial statements of the Company include the results of operations for each acquired business from the acquisition date.

  The unaudited pro forma consolidated statement of income for the six months ended January 31, 1998 has been prepared by consolidating the statement of income of DPRC for the six months ended January 31, 1998 with the statement of income of S3G for the six months ended December 31, 1997.

                                                               SIX MONTHS
                                                         ENDED JANUARY 31, 1998
                                                         ----------------------
                                                             (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
   Pro forma revenues...................................        $96,877
   Pro forma net income.................................        $ 5,536
   Pro forma net income per share--basic................        $  0.49
   Pro forma net income per share--diluted..............        $  0.47
   Pro forma weighted average common shares outstand-
    ing--basic..........................................         11,213
   Pro forma weighted average common shares outstand-
    ing--diluted........................................         11,689

  Pro forma adjustments have been applied to reflect the purchase of S3G including the addition of amortization related to the intangible assets acquired and reduction in interest income and additional interest expense.

                     DATA PROCESSING RESOURCES CORPORATION

         FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1998 AND 1997

  The above pro forma financial data is based on management's preliminary assumptions regarding purchase accounting adjustments for the S3G acquisition based on currently available information. The final allocation of the purchase price for the S3G acquisition will be adjusted to the extent that actual amounts differ from management's estimates.

4. RELATED PARTY TRANSACTIONS

  Information Technology Resources, Inc. ("ITR") was formed by the founder of the Company and certain other persons, including certain former employees of ITR's client, with the founder owning approximately 75.6% of the outstanding capital stock. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement. Effective August 1, 1997 the management service agreement with ITR was renegotiated to reflect a reduction in the management fee. Management fees earned by the Company were $243,000 and $570,000 for the six months ended January 31, 1998 and 1997, respectively. ITR also contracts with the Company for technical consultants to meet its staffing needs. For the three months ended January 31, 1998 and 1997, the Company recorded revenues of $1,499,000 and $1,999,000 from billing of ITR technical consultants, respectively.

                     DATA PROCESSING RESOURCES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical consultants; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; and other factors described throughout this Form 10-Q, in the Company's Form 10-K for the year ended July 31, 1997 and Form 10-Q for the quarter ended October 31, 1997. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, including the risk factors set forth in the Company's prospectus dated January 21, 1997.

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

  Revenues. Revenues increased $21.0 million, or 88.3%, to $44.8 million for the three months ended January 31, 1998 as compared to $23.8 million for the three months ended January 31, 1997. This increase resulted primarily from the contribution of revenues from the acquisitions of PSC (acquired in November
1996), Leardata (acquired in January 1997), Computec (acquired in April 1997), and SelecTech (acquired in July 1997). In addition, recently opened offices such as Seattle (opened in June 1996), Des Moines (opened in September 1996), Portland (opened in February 1997), St. Louis (opened in May 1997) and the Company's locations in California have also contributed to the increase in revenues. The internal growth rate, excluding the effect of acquisitions completed in fiscal 1997, for the three months ended January 31, 1998 was approximately 33.0%. This rate represents increasing improvements from the approximately 14.0%, 20.0%, 23.0%, 28.0% and 32.0% previously reported as "internal growth" rates in the first through fourth quarters of fiscal 1997 and the first quarter of fiscal 1998, respectively. The increases were also due to: (i) new information technology projects; (ii) increased demand in the networking and communications market; and (iii) a broadening of the types of services being provided such as network management and desktop services and Year 2000 Conversions.

  Gross Margin. Gross margin increased $6.6 million, or 117.2%, to $12.2 million, for the three months ended January 31, 1998 as compared to $5.6 million for the three months ended January 31, 1997. As a percentage of revenues, gross margin increased for the three months ended January 31, 1998 to 27.2% as compared to 23.6% for the same period in 1997. This gross margin percentage improvement reflects higher gross margins from: (i) the Acquisitions due to their higher mix of salaried consultants; (ii) the opening of the offices in Seattle, Des Moines and Portland; and (iii) a gross margin improvement program in existing markets and a change in the mix of service offerings, with an increased component of higher margin services for the three months ended January 31, 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $4.3 million, or 116.1%, to $7.9 million for the three months ended January 31, 1998, as compared to $3.7 million for the three months ended January 31, 1997. Selling, general and administrative expenses also increased as a percentage of revenues to 17.7% for the three months ended January 31, 1998, as compared to 15.4% for the same period in 1997. This increase primarily resulted from: (i) amortization of intangible assets related to acquisitions; (ii) investment in additional management personnel and corporate infrastructure required to support planned Company growth, particularly sales and recruiting personnel; (iii) costs related to new office openings; (iv) bad debt expense; and (v) an increase in management information systems expenses required to support planned Company growth.

  Operating Income. Operating income increased $2.3 million, or 119.2%, to $4.3 million for the three months ended January 31, 1998 from $1.9 million for the same period in 1997. As a percentage of revenues, operating income increased to 9.5% for the three months ended January 31, 1998 as compared to 8.2% for the three months ended January 31, 1997 reflecting the gross margin improvement offset, in part, by an increase in selling, general and administrative expenses as a percentage of revenues.

  Interest Income, net. The Company had net interest income of $62,000 for the three months ended January 31, 1998 as compared to $124,000 for the three months ended January 31, 1997 as a result of the investment of the proceeds of the Company's January 1997 public offering of common stock in interest-bearing, investment grade securities, which was offset in part, by cash used for acquisitions.

  Provision for Income Taxes. The Company's effective tax rate increased to 44.0% for the three months ended January 31, 1998 from 38.9% for the three months ended January 31, 1997. The increase in the effective tax rate is primarily due to the effect of a full year of nondeductible amortization of goodwill on certain acquisitions offset by the tax benefit associated with investment in short-term tax exempt cash equivalents.

SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO SIX MONTHS ENDED JANUARY 31,
1997

  Revenues. Revenues increased $46.0 million, or 104.7%, to $89.9 million for the six months ended January 31, 1998 as compared to $43.9 million for the six months ended January 31, 1997. This increase resulted primarily from the contribution of revenues from the Acquisitions. In addition, recently opened offices in Seattle, Des Moines, Portland, St. Louis and the Company's locations in California have also contributed to the increase in revenues. The revenue increases were also due to: (i) new information technology projects;
(ii) increased demand in the networking and communications market; and (iii) a broadening of the types of services being provided such as network management and desktop services and Year 2000 conversions.

  Gross Margin. Gross margin increased $14.3 million, or 138.5%, to $24.6 million, for the six months ended January 31, 1998 as compared to $10.3 million for the six months ended January 31, 1997. As a percentage of revenues, gross margin increased for the six months ended January 31, 1998 to 27.3% as compared to 23.5% for the prior year period. This gross margin percentage improvement reflects higher gross margins from: (i) the Acquisitions due to their higher mix of salaried consultants; (ii) the opening of the office locations in Seattle, Des Moines and Portland; and (iii) the gross margin improvement program in existing markets and a change in the mix of service offerings, with an increased component of higher margin services for the six months ended January 31, 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $9.4 million, or 144.7%, to $15.9 million for the six months ended January 31, 1998, as compared to $6.5 million for the six months ended January 31, 1997. Selling, general and administrative expenses also increased as a percentage of revenues to 17.7% for the six months ended January 31, 1998, as compared to 14.9% for the prior year period. This increase primarily resulted from: (i) amortization of intangible assets related to acquisitions; (ii) investment in additional management personnel and corporate infrastructure required to support planned Company growth, particularly sales and recruiting personnel; (iii) costs related to new office openings; (iv) bad-debt expense; and (v) an increase in management information systems expenses to support planned Company growth.

  Operating Income. Operating income increased $4.8 million, or 127.9%, to $8.6 million for the six months ended January 31, 1998 from $3.8 million for the same period in 1997. As a percentage of revenues, operating income increased to 9.6% for the six months ended January 31, 1998 as compared to 8.6% for the six months ended January 31, 1997 reflecting the gross margin improvement offset, in part, by an increase in selling, general and administrative expenses as a percentage of revenues.

  Interest Income, net. The Company had net interest income of $189,000 for the six months ended January 31, 1998 as compared to $326,000 for the six months ended January 31, 1997 as a result of the investment of the proceeds from the Company's January 1997 public offering of common stock (the "Offering") in interest-bearing, investment-grade securities, which was offset in part by cash used for acquisitions.

  Provision for Income Taxes. The Company's effective tax rate increased to 44.0% for the six months ended January 31, 1998 from 39.0% for the six months ended January 31, 1997. The increase in the effective tax rate is primarily due to the effect of a full year of nondeductible amortization of goodwill on certain acquisitions offset by the tax benefit associated with investment in short-term tax exempt cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents and working capital totaled $15.3 million and $35.6 million, respectively, as of January 31, 1998. The Company used $1.6 million in cash flow from operations for the six months ended January 31, 1998, primarily to fund increases in accounts receivable. The Company used $29.7 million in cash in connection with its ongoing acquisition program.

  Accounts receivable balances have increased on a days sales outstanding basis partially due to the effect of differing accounts receivable terms and cycles maintained by companies acquired during fiscal 1997 and 1998. Expansion of personnel in credit and collections as a part of the Company's overall acquisition integration strategy is taking place.

  On September 25, 1997, the Company obtained a five-year, $60.0 million Revolving/Term Loan Agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit in such principal amount, and bears interest at the prime rate to prime rate plus 1.00% or LIBOR plus 0.75% to 2.25% depending on defined financial conditions. At the end of three years, the outstanding balance on the facility converts to a two-year fully amortized term loan. The Credit Facility is guaranteed by the Company's subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries, including accounts receivable and equipment. The Credit Facility contains various covenants, including the maintenance of defined financial ratios such as net worth. As of January 31, 1998, the Company had $25.5 million outstanding under the Credit Facility and was in compliance with bank covenants.

  On April 30, 1997, the Company completed the acquisition by merger of Computec. Under the terms of the agreement, a contingent earnout payment in the amount of $734,000 consisting of $390,000 in cash and 14,970 shares of restricted Common Stock was paid in October 1997. The definitive agreement also obligates the Company to make additional earnout payments semi-annually contingent upon Computec's earnings before interest and taxes through December 31, 1998. Specifically, the earnout is conditioned upon Computec's obtaining a higher earnings before interest and taxes in calendar years 1997 and 1998 as compared to calendar years 1996 and 1997, respectively, and if achieved, will be calculated based upon a multiple of the calendar year's earnings before interest and taxes that is in excess of the prior year's earnings before interest and taxes. The earnout is payable 60.0% in cash and 40.0% in shares of common stock. The aggregate amount of the initial consideration and the earnout may not exceed $70.0 million. Should Computec achieve its contingent earnout thresholds, the obligation under this arrangement could be material to the consolidated financial statements. The Company expects to pay any such earnout payment from existing cash and cash equivalents, cash flow from operations and available borrowings under the Credit Facility.

  On January 27, 1998, the Company completed the acquisition of S3G for approximately $28.2 million in cash and 204,552 shares of restricted Common Stock, valued at approximately $4.0 million. The Company borrowed
$25.5 million under the Credit Facility to pay a portion of the cash purchase price of such acquisition. The definitive agreement also obligates the Company to make additional earnout payments semi-annually contingent upon earnings before interest and taxes of the S3G business through December 31, 1998. The earnout is conditioned upon the S3G business obtaining a 30.0% growth rate in calendar year 1998 as compared to calendar year 1997 and, if achieved, will be calculated based upon a multiple of the amount of the calendar year 1998 earnings before interest and taxes that is in excess of such threshold. The earnout is payable semi-annually, 85.0% in cash and 15.0% in shares of Common Stock. Should S3G achieve its earnout thresholds, the obligation under this arrangement could be material to the consolidated financial statements. The Company expects to pay any such earnout payment from existing cash and cash equivalents, cash flow from operations and available borrowings under the Credit Facility.

  The Company anticipates that its primary uses of working capital in future periods will be for acquisitions, the internal development of new offices, investments in its management information systems, earnouts and the funding of increases in accounts receivable. Although the Company seeks to use its common stock to make acquisitions, to the extent possible, a substantial portion of the purchase price for acquisitions was paid in cash. The Company continually reviews and evaluates acquisition candidates to complement and expand its business, and is at various stages of evaluation and discussion with a number of such candidates. Such acquisition candidates may also require that all or a significant portion of the purchase price be paid in cash. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company cannot predict to what extent new offices will be added through acquisitions as compared to internal development.

  The Company anticipates that the opening of new offices will require an investment of approximately $150,000 to $200,000 per office to acquire equipment and supplies and to fund operating losses for the initial nine- to 12-month period of operations which management believes will generally be required for a new office to achieve profitability. The Company expenses the costs of opening a new office as incurred, except for the cost of equipment and other capital assets, which are capitalized. Generally, expenditures for such capital assets for a new office will be less than $60,000. There can be no assurance that future offices will achieve profitability within a nine- to 12-month period after opening. The Company anticipates making additional capital expenditures in connection with the development of new offices in future periods and the improvement of its network and operating system infrastructure and management reporting system.

  The Company believes that the existing cash and cash equivalents, cash flow from operations and available borrowings under the Credit Facility will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months, although the Company is evaluating various potential acquisitions which could require a substantial portion of the existing cash and cash equivalents and availability under the Credit Facility and could be completed within the next 12 months. To the extent the Company uses all of its cash resources and existing credit for acquisitions, the Company may be required to obtain additional funds, if available, through additional borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

YEAR 2000

  The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company's principal staffing and financial systems are licensed from and maintained by third party software development companies, which the Company believes are Year 2000 compliant. In addition, the Company is currently in the process of selecting new staffing and financial systems, which management is expecting to be Year 2000 compliant. Management does not anticipate significant unplanned costs or problems with assuring that the new systems will be Year 2000 compliant. Suppliers, customers and creditors of the Company face similar Year 2000 issues. Should these entities be unable to successfully address their Year 2000 issues, the Company may face adverse consequences.

                     DATA PROCESSING RESOURCES CORPORATION

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Not applicable

ITEM 2. CHANGES IN SECURITIES

  In connection with the Company's acquisition by merger of Computec International Strategic Resources, Inc. ("Computec"), on April 30, 1997, the Company issued 14,970 shares of common stock in October 1997 in connection with the contingent earnout payment to certain shareholders of Computec. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

  In connection with the Company's acquisition of substantially all of the assets and assumption of certain liabilities of S3G, Inc. ("S3G"), on January 27, 1998, the Company issued 204,552 shares of common stock. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Shareholders was held on December 17, 1997. Proposal 1, submitted to a vote of shareholders at the meeting, was the election of Directors. The following Directors, being all of the Directors of the Company, were elected at the meeting, with the number of votes cast for or against each Director or abstentions for each Director being set forth after his or her respective name:

                     NAME                    VOTES FOR VOTES AGAINST ABSTENTIONS
                     ----                    --------- ------------- -----------
   Mary Ellen Weaver........................ 9,732,062       0         79,711
   David M. Connell......................... 9,732,888       0         78,885
   J. Christopher Lewis..................... 9,732,888       0         78,885
   Patrick C. Haden......................... 9,732,888       0         78,885
   Christopher W. Lancashire................ 9,732,713       0         79,060

  There were no broker non-votes recorded.

  Proposal 2, submitted to a vote of shareholders at the meeting, was to approve an amendment to the Company's 1994 Stock Option Plan to increase the number of shares of stock available for issuance upon exercise of options granted under the plan. Votes cast were as follows:

        FOR              AGAINST                   ABSTAIN                   BROKER NON-VOTES
        ---              -------                   -------                   ----------------
     8,234,244           824,280                    6,758                        746,491

  The proposal was approved.

  Proposal 3, submitted to a vote of shareholders at the meeting, was the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending July 31, 1998. Votes cast were as follows:

        FOR              AGAINST                   ABSTAIN                   BROKER NON-VOTES
        ---              -------                   -------                   ----------------
     9,800,290            3,021                     8,462                            0

  The proposal was approved.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS
    Exhibit 27 Financial Data Schedule

  (b) REPORTS ON FORM 8-K
    The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the second quarter of fiscal 1998:

    None

                                   SIGNATURE

  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 6th day of March, 1998.

                                   DATA PROCESSING RESOURCES CORPORATION

                                   By: /s/ Michael A. Piraino
                                      -----------------------------------------
                                      Michael A. Piraino,
                                      Executive Vice President and
                                      Chief Financial Officer