Form 10-Q
period 1998-04-30
DATA PROCESSING RESOURCES CORP
filed 1998-06-15
CIK 1005700

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

                     FOR THE QUARTER ENDED APRIL 30, 1998

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


                                                        92660
  4400 MACARTHUR BOULEVARD, SUITE 600                (Zip Code)
           NEWPORT BEACH, CA
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (949) 553-1102

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares of common stock outstanding as of April 30, 1998 is 11,367,666.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     DATA PROCESSING RESOURCES CORPORATION

         INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION
                                 AND SIGNATURE

                                                                          PAGE
                                                                          -----
 PART I. FINANCIAL INFORMATION..........................................
  Item 1. Consolidated Financial Statements............................
          Consolidated Balance Sheets as of April 30, 1998 and July 31,
          1997.........................................................       3
          Consolidated Statements of Income for the Three and Nine
          Months Ended April 30, 1998 and 1997.........................       4
          Consolidated Statements of Cash Flows for the Nine Months
          Ended April 30, 1998 and 1997................................       5
          Notes to Consolidated Financial Statements...................     6-9
          Management's Discussion and Analysis of Financial Condition
  Item 2. and Results of Operations....................................   10-14
  Item 3. Quantitative and Qualitative Disclosures About Market Risk...     N/A
 PART II. OTHER INFORMATION.............................................     15
  Item 1. Legal Proceedings............................................      15
  Item 2. Changes in Securities and Use of Proceeds....................      15
  Item 3. Defaults Upon Senior Securities..............................      15
  Item 4. Submission of Matters to Vote of Security Holders............      15
  Item 5. Other Information............................................      15
  Item 6. Exhibits and Reports on Form 8-K.............................   15-16
 SIGNATURE..............................................................     17

                     DATA PROCESSING RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            APRIL 30,  JULY 31,
                                                              1998       1997
                                                           ----------- --------
                                                           (UNAUDITED)
                          ASSETS
Current Assets:
 Cash and Cash Equivalents................................  $105,357   $ 17,812
 Accounts Receivable (net of allowance for doubtful
  accounts of $819 and $262 as of April 30, 1998 and July
  31, 1997, respectively).................................    31,067     21,839
 Prepaid Expenses and Other Current Assets................     2,885      1,076
                                                            --------   --------
  Total Current Assets....................................   139,309     40,727
Property, net.............................................     2,930      1,429
Other Assets..............................................       335        158
Intangible Assets, net....................................   101,630     67,973
                                                            --------   --------
                                                            $244,204   $110,287
                                                            ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable and Accrued Liabilities.................  $ 18,930   $  9,003
 Income Taxes Payable.....................................        61      1,489
 Deferred Income Taxes....................................        55         55
                                                            --------   --------
  Total Current Liabilities...............................    19,046     10,547
Long-Term Deferred Income Taxes...........................        81         81
Long-Term Debt............................................   111,109        --
Commitments and Contingencies
Shareholders' Equity:
  Preferred Stock; 2,000,000 shares authorized; no shares
   issued and outstanding.................................       --         --
  Common Stock; 20,000,000 shares authorized; 11,367,666
   and 11,013,686 shares issued and outstanding as of
   April 30, 1998 and July 31, 1997, respectively.........    95,869     90,472
  Additional Paid-in Capital..............................     3,231      2,196
  Retained Earnings.......................................    14,868      6,991
                                                            --------   --------
   Total Shareholders' Equity.............................   113,968     99,659
                                                            --------   --------
                                                            $244,204   $110,287
                                                            ========   ========


   The accompanying notes are an integral part of the consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS      NINE MONTHS
                                              ENDED APRIL 30,  ENDED APRIL 30,
                                              ---------------- -----------------
                                               1998     1997     1998     1997
                                              -------  ------- --------  -------
Revenues....................................  $56,135  $31,355 $146,012  $75,266
Cost of Professional Services...............   39,872   23,435  105,172   57,041
                                              -------  ------- --------  -------
 Gross Margin...............................   16,263    7,920   40,840   18,225
Selling, General and Administrative
 Expenses...................................   10,714    5,191   26,661   11,709
                                              -------  ------- --------  -------
Operating Income............................    5,549    2,729   14,179    6,516
Interest (Expense) Income, net..............     (302)     347     (113)     673
                                              -------  ------- --------  -------
Income Before Provision for Income Taxes....    5,247    3,076   14,066    7,189
Provision for Income Taxes..................    2,309    1,221    6,189    2,825
                                              -------  ------- --------  -------
Net Income..................................  $ 2,938  $ 1,855 $  7,877  $ 4,364
                                              =======  ======= ========  =======
Net Income per Share--Basic.................  $  0.26  $  0.18 $   0.71  $  0.52
                                              =======  ======= ========  =======
Net Income per Share--Diluted...............  $  0.25  $  0.18 $   0.68  $  0.50
                                              =======  ======= ========  =======
Weighted Average Common Shares Outstanding--
 Basic......................................   11,344   10,222   11,160    8,453
                                              =======  ======= ========  =======
Weighted Average Common Shares Outstanding--
 Diluted....................................   11,842   10,530   11,600    8,816
                                              =======  ======= ========  =======
Supplemental Operating Data:
Earnings before Interest, Taxes and
 Amortization...............................  $ 6,630  $ 3,060 $ 16,679  $ 7,146
                                              =======  ======= ========  =======



   The accompanying notes are an integral part of the consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                APRIL 30,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Cash flows from operating activities:
 Net income................................................ $  7,877  $  4,364
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation............................................      473       250
   Amortization............................................    2,500       630
   Amortization of debt discount and issue costs...........       59       --
   Changes in operating assets and liabilities, net of the
    effect of acquisitions:
    Accounts receivable....................................   (6,668)   (4,212)
    Prepaid expenses and other assets......................   (2,083)   (1,226)
    Accounts payable and accrued liabilities...............    4,418     1,730
    Income taxes payable...................................     (424)      697
                                                            --------  --------
     Net cash provided by operating activities.............    6,152     2,233
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash acquired..........  (28,067)  (38,684)
 Cash paid for contingent acquisition obligations, net.....   (1,384)       --
 Purchase of property......................................   (1,435)     (513)
                                                            --------  --------
     Net cash used in investing activities.................  (30,886)  (39,197)
Cash flows from financing activities:
 Proceeds from issuance of notes payable from private debt
  offering, net............................................  111,050       --
 Proceeds of line of credit................................   25,500       --
 Repayment of line of credit...............................  (25,500)      --
 Proceeds from public offerings of common stock, net.......      --     38,719
 Proceeds from employee stock purchase plan................      667       --
 Proceeds from the exercise of stock options...............      562        25
                                                            --------  --------
     Net cash provided by financing activities.............  112,279    38,744
                                                            --------  --------
Net increase in cash and cash equivalents..................   87,545     1,780
Cash and cash equivalents, beginning of period.............   17,812    21,855
                                                            --------  --------
Cash and cash equivalents, end of period................... $105,357  $ 23,635
                                                            ========  ========
Supplemental information--Cash paid for:
 Interest.................................................. $    321  $     53
                                                            ========  ========
 Income taxes.............................................. $  6,818  $  2,129
                                                            ========  ========
Supplemental schedule of noncash investing and financing
 activities:
 Tax benefit of stock options exercised.................... $    973       --
 Detail of businesses acquired in purchase transactions:
  Fair value of assets acquired............................ $ 33,823  $ 60,002
  Common stock issued in acquisitions......................   (3,989)  (12,044)
  Cash paid for acquisitions...............................  (28,250)  (42,593)
                                                            --------  --------
  Liabilities assumed...................................... $  1,584  $  5,365
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1998 AND 1997

1. GENERAL

 Business

  Data Processing Resources Corporation (the Company) is a leading multi-regional specialty staffing company providing information technology services to a diverse group of corporate clients.

 Interim Financial Data

  The interim financial data as of April 30, 1998 and for the three and nine months ended April 30, 1998 and 1997 is unaudited. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. For further information refer to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997, Form 10-Q for the quarters ended October 31, 1997 and January 31, 1998, the Company's registration statement on Form S-1 (Registration No. 333-18719) originally filed with the Securities and Exchange Commission on December 24, 1996, as amended by Amendment No. 1 to such registration statement filed with the Securities and Exchange Commission on January 7, 1997 and the Company's Registration Statement on Form S-3 (No. 333-53371) as filed with the Securities and Exchange Commission on May 22, 1998. Certain reclassifications have been made in the consolidated financial statements to conform amounts previously reported for fiscal 1997 to the fiscal 1998 presentation.

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

  Income Taxes--The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in the tax law or rates.

  Recent Accounting Pronouncements--In the second quarter of fiscal 1998, the Company adopted SFAS No. 128, Earnings per Share. Net income per share for fiscal 1997 and interim periods have been restated. The statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for

                     DATA PROCESSING RESOURCES CORPORATION

          FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1998 AND 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3. ACQUISITIONS

  On January 27, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of S3G, Inc., a Texas Corporation ("S3G"). Under the terms of the asset purchase agreement, the purchase price was $32.2 million, consisting of $28.2 million in cash and 204,552 shares of restricted DPRC common stock, valued at approximately $4.0 million. In addition, S3G has the right to receive certain additional consideration contingent upon S3G's adjusted earnings before interest and taxes through December 31, 1998.

  The Company previously completed the acquisition by merger of Computec International Strategic Resources, Inc. ("Computec") on April 30, 1997. Under the terms of the agreement, an earnout payment of approximately $5.0 million, which is expected to be paid in June 1998, was recorded in intangible assets and accounts payable and accrued liabilities as of April 30, 1998. The definitive agreement also obligates the Company to make earnout payments contingent upon Computec's earnings before interest and taxes through December 31, 1998.

  In addition, the Company had completed four other acquisitions prior to July 31, 1997 including: the Applications Design and Development division ("AD&D") of ADD Consulting, Inc., Professional Software Consultants, Inc. ("PSC"), LEARDATA Info-Services, Inc. ("Leardata") and SelecTech, Inc. ("SelecTech"), collectively, the "Acquisitions". The Acquisitions were accounted for as purchases. The excess of purchase price over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 25 years. An adjustment to the value of common stock issued in transactions was recorded to reflect the impact of restrictions on disposal of the stock. The consolidated financial statements of the Company include the results of operations for each acquired business from the acquisition date.

                     DATA PROCESSING RESOURCES CORPORATION

          FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1998 AND 1997

3. ACQUISITIONS (CONTINUED)

  Unaudited pro forma consolidated results of operations for the nine months ended April 30, 1998 and 1997 would have been as follows had the acquisition occurred as of the beginning of the period:

                                                                 NINE MONTHS
                                                               ENDED APRIL 30,
                                                               ----------------
                                                                 1998    1997
                                                               -------- -------
                                                                (IN THOUSANDS,
                                                               EXCEPT PER SHARE
                                                                    DATA)
   Pro forma revenues......................................... $153,355 $80,852
   Pro forma net income....................................... $  8,303 $ 4,101
   Pro forma net income per share--basic...................... $    .73 $   .47
   Pro forma net income per share--diluted.................... $    .70 $   .45
   Pro forma weighted average common shares outstanding--
    basic.....................................................   11,365   8,658
   Pro forma weighted average common shares outstanding--
    diluted...................................................   11,805   9,021

  Pro forma adjustments have been applied to reflect the purchase of S3G including the addition of amortization related to the intangible assets acquired and reduction in interest income and additional interest expense.

  The above pro forma financial data is based on management's preliminary assumptions regarding purchase accounting adjustments for the S3G acquisition based on currently available information. The final allocation of the purchase price for the S3G acquisition will be adjusted to the extent that actual amounts differ from management's estimates (see Note 6 for additional acquisition).

4. DEBT

  On March 24, 1998, the Company completed the sale of $115 million of its 5 1/4% convertible subordinated notes due 2005 (the "Notes") in a private offering under Rule 144A to qualified institutional buyers. The Notes are convertible at any time at the option of the holders into shares of common stock of DPRC at a conversion price of $35.50 per share of common stock of the Company. The Notes mature on April 1, 2005 and are non-callable for the first three years. The Company used a portion of the net proceeds of the offering for repayment of $19.5 million of debt outstanding under its credit facility. Interest is payable on April 1 and October 1 of each year, commencing on October 1, 1998. The Notes were recorded net of a discount and issue costs of $3,950,000, which will be amortized over seven years based on the effective interest method. As of April 30, 1998, the Company had no borrowings outstanding under the credit facility and was in compliance with or received waivers on bank covenants (see Note 6).

5. RELATED PARTY TRANSACTIONS

  Information Technology Resources, Inc. ("ITR") was formed by the founder of the Company and certain other persons, including certain former employees of ITR's client, with the founder owning approximately 75.6% of the outstanding capital stock. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement. Effective August 1, 1997 the management service agreement with ITR was renegotiated to reflect a reduction in the management fee. Management fees earned by the Company were $388,000 and $810,000 for the nine months ended April 30, 1998 and 1997, respectively. ITR also contracts

                     DATA PROCESSING RESOURCES CORPORATION

          FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1998 AND 1997

5. RELATED PARTY TRANSACTIONS (CONTINUED)

with the Company for technical consultants to meet its staffing needs. For the nine months ended April 30, 1998 and 1997, the Company recorded revenues of $2,295,000 and $2,725,000 from billing of ITR technical consultants, respectively.

6. SUBSEQUENT EVENTS

  On May 21, 1998, the Company acquired by merger EXi Corp., a Minnesota Corporation ("EXi"). The merger of EXi was accounted for as a purchase. The excess of purchase price over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 25 years.

  As of June 10, 1998, the Company amended its five-year, $60.0 million Revolving/Term Loan Agreement (the "Amended Credit Facility") with a bank syndicate. The Amended Credit Facility consists of a revolving line of credit of $60.0 million principal amount, and bears interest at the prime rate to prime rate plus .5% or LIBOR plus 0.50% to 1.75% depending on defined financial conditions. At the end of three years, the outstanding principal balance on the facility converts to a two-year fully amortized term loan. The Amended Credit Facility is guaranteed by the Company's subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries, including accounts receivable and equipment. The Amended Credit Facility contains various covenants, including the maintenance of defined financial ratios such as net worth.

                     DATA PROCESSING RESOURCES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical consultants; manage growth; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; and other factors described throughout this Form 10-Q, in the Company's Form 10-K for the year ended July 31, 1997, Form 10-Q for the quarters ended October 31, 1997 and January 31, 1998. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, including the risk factors set forth in the Company's prospectus dated January 21, 1997 and Registration Statement on Form S-3 (No. 333-53371) dated May 22, 1998.

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30,
1997

  Revenues. Revenues increased $24.8 million, or 79.0%, to $56.1 million for the three months ended April 30, 1998 as compared to $31.4 million for the three months ended April 30, 1997. This increase resulted primarily from the contribution of revenues from the acquisitions of PSC (acquired in November
1996), Leardata (acquired in January 1997), Computec (acquired in April 1997), SelecTech (acquired in July 1997), and S3G (acquired in January 1998) (the "Acquisitions"). In addition, recently opened offices such as Seattle (opened in June 1996), Des Moines (opened in September 1996), St. Louis (opened in May
1997), San Diego (opened in January 1998) and the Company's existing locations in California have also contributed to the increase in revenues. The internal growth rate, excluding the effect of acquisitions completed after January 31, 1997, for the three months ended April 30, 1998 was approximately 33% as compared to approximately 23% in the third quarter of 1997. The increases were also due to: (i) new information technology projects; (ii) increased demand in the networking and communications market; (iii) a broadening of the types of services being provided, such as packaged software implementations, network management and desktop services, Tandem and Year 2000 conversions; and (iv) increased billing rates resulting from an increase in consultant wages.

  Gross Margin. Gross margin increased $8.3 million, or 105.3%, to $16.3 million, for the three months ended April 30, 1998 as compared to $7.9 million for the three months ended April 30, 1997. As a percentage of revenues, gross margin increased for the three months ended April 30, 1998 to 29.0% as compared to 25.3% for the same period in 1997. This gross margin percentage improvement reflects higher gross margins from: (i) the Acquisitions due to their higher mix of salaried consultants; (ii) the opening of the offices in higher margin geographic areas, such as Seattle, Des Moines, Portland and San Diego; and (iii) a gross margin improvement program in existing markets and a change in the mix of service offerings, with an increased component of higher margin services, such as packaged software implementations, network management and desktop services, Tandem and Year 2000 conversions for the three months ended April 30, 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $5.5 million, or 106.4%, to $10.7 million for the three months ended April 30, 1998, as compared to $5.2 million for the three months ended April 30, 1997. Selling, general and administrative expenses also increased as a percentage of revenues to 19.1% for the three months ended April 30, 1998, as compared to 16.6% for the same period in 1997. This increase primarily resulted from: (i) amortization of intangible assets related to the Acquisitions; (ii) investment in additional management personnel and corporate infrastructure required to support planned Company growth, particularly sales and recruiting personnel;
(iii) opening of the national recruiting office; (iv) costs related to new office openings; (v) bad debt expense; and (vi) an increase in management information systems expenses required to support planned Company growth.

  Operating Income. Operating income increased $2.8 million, or 103.3%, to $5.6 million for the three months ended April 30, 1998 from $2.7 million for the same period in 1997. As a percentage of revenues, operating income increased to 9.9% for the three months ended April 31, 1998 as compared to 8.7% for the three months ended April 30, 1997 reflecting the gross margin improvement offset, in part, by an increase in selling, general and administrative expenses as a percentage of revenues.

  Interest (Expense) Income, net. The Company had net interest expense of $302,000 for the three months ended April 30, 1998 as compared to net interest income of $347,000 for the three months ended April 30, 1997 primarily as a result of interest on borrowing related to the acquisition of S3G and interest expense on the Notes issued in March 1998, which was offset by interest income from the investment of proceeds of the Notes.

  Provision for Income Taxes. The Company's effective income tax rate increased to 44.0% for the three months ended April 30, 1998 from 39.7% for the three months ended April 30, 1997. The increase in the effective income tax rate is primarily due to the effect of a full quarter of nondeductible amortization of goodwill on certain acquisitions offset by the tax benefit associated with investment in short-term tax exempt cash equivalents.

NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO NINE MONTHS ENDED APRIL 30, 1997

  Revenues. Revenues increased $70.7 million, or 94.0%, to $146.0 million for the nine months ended April 30, 1998 as compared to $75.3 million for the nine months ended April 30, 1997. This increase resulted primarily from the contribution of revenues from the Acquisitions. In addition, recently opened offices in Seattle, Des Moines, Portland, St. Louis, San Diego and the Company's existing locations in California have also contributed to the increase in revenues. The revenue increases were also due to: (i) new information technology projects; (ii) increased demand in the networking and communications market; (iii) a broadening of the types of services being provided, such as packaged software implementations, network management and desktop services, Tandem and Year 2000 conversions; and (iv) increased billing rates resulting from an increase in consultant wages.

  Gross Margin. Gross margin increased $22.6 million, or 124.1%, to $40.8 million, for the nine months ended April 30, 1998 as compared to $18.2 million for the nine months ended April 30, 1997. As a percentage of revenues, gross margin increased for the nine months ended April 30, 1998 to 28.0% as compared to 24.2% for the prior period. This gross margin percentage improvement reflects higher gross margins from: (i) the Acquisitions due to their higher mix of salaried consultants; (ii) the opening of the office locations in higher margin geographic areas, such as Seattle, Des Moines, Portland, and San Diego; and (iii) the gross margin improvement program in existing markets and a change in the mix of service offerings, with an increased component of higher margin services such as packaged software implementations, network management and desktop services, Tandem and Year 2000 conversions for the nine months ended April 30, 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $15.0 million, or 127.7%, to $26.7 million for the nine months ended April 30, 1998, as compared to $11.7 million for the nine months ended April 30, 1997. Selling, general and administrative expenses also increased as a percentage of revenues to 18.3% for the nine months ended April 30, 1998, as compared to 15.6% for the prior period. This increase primarily resulted from: (i) amortization of intangible assets related to the Acquisitions; (ii) investment in additional management personnel and corporate infrastructure required to support planned Company growth, particularly sales and recruiting personnel; (iii) opening of the national recruiting office; (iv) costs related to new office openings; (v) bad-debt expense; and (vi) an increase in management information systems expenses to support planned Company growth.

  Operating Income. Operating income increased $7.7 million, or 117.6%, to $14.2 million for the nine months ended April 30, 1998 from $6.5 million for the same period in 1997. As a percentage of revenues, operating income increased to 9.7% for the nine months ended April 30, 1998 as compared to 8.7% for the nine months ended April 30, 1997 reflecting the gross margin improvement offset, in part, by an increase in selling, general and administrative expenses as a percentage of revenues.

  Interest (Expense) Income, net. The Company had net interest expense of $113,000 for the nine months ended April 30, 1998 as compared to net interest income of $673,000 for the nine months ended April 30, 1997 primarily as a result of interest on borrowing related to the acquisition of S3G and interest expense on the Notes issued in March 1998, which was offset by interest income from the investment of proceeds of the Notes.

  Provision for Income Taxes. The Company's effective income tax rate increased to 44.0% for the nine months ended April 30, 1998 from 39.3% for the nine months ended April 30, 1997. The increase in the effective income tax rate is primarily due to the effect of a full nine months of nondeductible amortization of goodwill on certain acquisitions offset by the tax benefit associated with investment in short-term tax exempt cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents and working capital totaled $105.4 million and $120.3 million, respectively, as of April 30, 1998. The Company generated $6.2 million in cash flow from operations for the nine months ended April 30, 1998, which included a use of cash of $6.7 million to fund increases in accounts receivable. The Company used $29.5 million in cash in connection with its ongoing acquisition program. The Company generated $111.1 million in cash from the issuance of Notes in a private offering.

  Accounts receivable balances have decreased on a days sales outstanding basis to 49 days as of April 30, 1998 from 51 days as of July 31, 1997 partially due to the expansion of personnel in credit and collections.

  On March 24, 1998, the Company completed the sale of $115 million of its 5 1/4% convertible subordinated Notes due 2005 in a private offering under Rule 144A to qualified institutional buyers. The Notes are convertible at any time at the option of the holders into shares of common stock of DPRC at a conversion price of $35.50 per share of common stock of the Company. The Notes mature on April 1, 2005 and are non-callable for the first three years. The Company used a portion of the net proceeds of the offering for repayment of $19.5 million of debt outstanding under its credit facility and expects to use remaining net proceeds of the offering for working capital and other general corporate purposes, including acquisitions. Interest is payable on April 1 and October 1 of each year, commencing on October 1, 1998. The Notes were recorded net of a discount and issue costs of $3,950,000, which will be amortized over seven years based on the effective interest method.

  As of June 10, 1998, the Company amended its five-year, $60.0 million Revolving/Term Loan Agreement (the "Amended Credit Facility") with a bank syndicate. The Amended Credit Facility consists of a revolving line of credit of $60.0 million principal amount, and bears interest at the prime rate to prime rate plus .5% or LIBOR plus 0.50% to 1.75% depending on defined financial conditions. At the end of three years, the outstanding principal balance on the facility converts to a two-year fully amortized term loan. The Amended Credit Facility is guaranteed by the Company's subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries, including accounts receivable and equipment. The Amended Credit Facility contains various covenants, including the maintenance of defined financial ratios such as net worth. As of April 30, 1998, the Company had no borrowings outstanding under the credit facility and was in compliance with or received waivers on bank covenants.

  The Company previously completed the acquisition by merger of Computec on April 30, 1997. Under the terms of the agreement, an earnout payment of approximately $5.0 million, which is expected to be paid in June 1998, was recorded in intangible assets and accounts payable and accrued liabilities as of April 30, 1998. The definitive agreement also obligates the Company to make earnout payments contingent upon Computec's earnings before interest and taxes through December 31, 1998. Specifically, the earnout is conditioned upon Computec's obtaining a higher earnings before interest and taxes in calendar years 1997 and 1998 as compared to calendar years 1996 and 1997, respectively, and if achieved, will be calculated based upon a multiple of the calendar year's earnings before interest and taxes that is in excess of the prior year's earnings before interest and taxes. The earnout is payable 60% in cash and 40% in shares of common stock. The aggregate amount of the initial consideration and the earnout may not exceed $70.0 million. Should Computec achieve its contingent earnout thresholds, the obligation under this arrangement could be material to the consolidated financial statements. The Company expects to pay any such earnout payment from existing cash and cash equivalents, cash flow from operations and available borrowings under the Amended Credit Facility.

  On January 27, 1998, the Company completed the acquisition of substantially all the assets of S3G for approximately $28.2 million in cash and 204,552 shares of restricted DPRC common stock, valued at approximately $4.0 million. The Company borrowed $25.5 million under the credit facility to finance a portion of the cash purchase price of such acquisition. The definitive agreement also obligates the Company to make additional earnout payments semi-annually contingent upon earnings before interest and taxes of the S3G business through December 31, 1998. The earnout is conditioned upon the S3G business first obtaining a 30% growth rate in calendar year 1998 as compared to calendar year 1997 and, if achieved, will be calculated based upon a multiple of the amount of the calendar year 1998 earnings before interest and taxes that is in excess of such threshold. The earnout is payable semi-annually, 85% in cash and 15% in shares of Common Stock. Should the S3G business achieve its earnout thresholds, the obligation under this arrangement could be material to the consolidated financial statements. The Company expects to pay any such earnout payment from existing cash and cash equivalents, cash flow from operations and available borrowings under the Amended Credit Facility.

  The Company has made a commitment to install and implement a new financial accounting system ("New Financial System") at a cost of up to $5.0 million. The New Financial System is expected to take 18-24 months to install and implement.

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

  The Company believes that the existing cash and cash equivalents, cash flow from operations and available borrowings under the Amended Credit Facility will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months, although the Company is evaluating various potential acquisitions which could require a substantial portion of the existing cash and cash equivalents and availability under the Amended Credit Facility and could be completed within the next 12 months. To the extent the Company uses all of its cash resources and existing credit for acquisitions, the Company may be required to obtain additional funds, if available, through additional borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

YEAR 2000

  The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company's principal staffing and financial systems are licensed from and maintained by third party software development companies, which the Company believes are Year 2000 compliant. In addition, the Company is currently in the process of selecting a New Financial System, which management believes is and the software vendor has represented as being Year 2000 compliant. Management does not anticipate significant unplanned costs or problems with the new systems for Year 2000 compliance. Suppliers, customers and creditors of the Company face Year 2000 issues. Should these entities be unable to successfully address their Year 2000 issues, it may have an adverse effect on the Company.

                     DATA PROCESSING RESOURCES CORPORATION

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  On March 24, 1998, the Company sold $115,000,000 aggregate principal amount of its 5 1/4% convertible subordinated notes due 2005. The notes are convertible, at the option of the holder, into shares of common stock of the Company at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $35.50 per share, subject to adjustment in certain events. The notes were sold by the Company to NationsBanc Montgomery Securities LLC, Donaldson, Lufkin & Jenrette Securities Corporation, Robert W. Baird & Co., Incorporated and Lehman Brothers (collectively, the "Initial Purchasers") pursuant to a purchase agreement dated March 18, 1998. The price to investors for the notes sold in the offering was 100% of the principal amount thereof for an aggregate offering price of $115,000,000. The Company received approximately $111,000,000 in net proceeds from the sale of the notes after the Initial Purchasers' discount of 3% of the aggregate principal amount of the notes for an aggregate discount of $3,450,000 and after other issue costs. The issuance of the notes, including the common stock issuable upon conversion of the notes, was exempt from the registration requirements of the Securities Act of 1933, as amended, since the securities were sold in reliance upon Rule 144A under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  Not applicable

ITEM 5. OTHER INFORMATION

  Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS
Exhibit 10 Amendments No. 1 and No. 2 to Revolving/Term Loan Agreement
Exhibit 27 Financial Data Schedule

  (b) REPORTS ON FORM 8-K
     The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the third quarter of fiscal 1998:

     Current Report on Form 8-K dated January 27, 1998 and filed on February 11, 1998, filing under Item 2 statement regarding the acquisition by the Company of substantially all the assets of S3G, Inc. ("S3G").

     The financial statements of S3G were filed in Current Report on Form 8-K/A dated January 27, 1998 and filed on March 5, 1998, filing under Item 7 statement regarding the acquisition by the Company of substantially all the assets of S3G. Current Report of Form 8-K/A dated January 27, 1998 and filed on March 20, 1998, filing under Item 7 financial statement regarding the acquisition by the Company of S3G.

     Current Report on Form 8-K dated March 5, 1998 and filed on March 5, 1998, filing under Item 5 statement regarding issuance of press release announcing the Company's intent to raise $85 million through a private placement under Rule 144A of convertible subordinated notes.

     Current Report on Form 8-K dated March 24, 1998 and filed on March 24, 1998, filing under Item 5 statement regarding completion of the sale of $115 million of its 5 1/4% convertible subordinated notes.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 15th day of June, 1998.

                                   DATA PROCESSING RESOURCES CORPORATION

                                       /s/ Michael A. Piraino
                                   By: ________________________________________
                                       Michael A. Piraino
                                       Executive Vice President and Chief
                                       Financial Officer