Form 10-Q/A
period 1998-04-30
DATA PROCESSING RESOURCES CORP
filed 1998-09-28
CIK 1005700

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q/A
                               (Amendment No. 1)

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

3. ACQUISITIONS

  On January 27, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of S3G, Inc., a Texas Corporation ("S3G"). Under the terms of the asset purchase agreement, the purchase price was $32.2 million, consisting of $28.2 million in cash and 204,552 shares of restricted DPRC common stock, valued at approximately $4.0 million. The definitive agreement also calls for an earnout contingent upon S3G's earnings before interest and taxes through December 31, 1998, with scheduled payments in September 1998 and March 1999.

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

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 28th day of September, 1998.

                                  DATA PROCESSING RESOURCES CORPORATION

                                  By:  /s/ JAMES A. ADAMS
                                       -----------------------
                                       James A. Adams
                                       Chief Financial Officer and
                                       Chief Accounting Officer