Form 10-K
period 1998-07-31
DATA PROCESSING RESOURCES CORP
filed 1998-10-22
CIK 1005700

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE YEAR ENDED JULY 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 949-553-1102

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 COMMON STOCK
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock of the Registrant held by non-affiliates of the Registrant on October 9, 1998, based on the closing price of the Common Stock on the Nasdaq National Market on such date, was $144,880,057. The number of shares of the Registrant's Common Stock outstanding at October 9, 1998, was 11,786,947 shares. The Registrant has no non-voting common equity.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held December 21, 1998 are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     DATA PROCESSING RESOURCES CORPORATION

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED JULY 31, 1998

                                     INDEX

                                                                            PAGE
                                                                            ----

                                     PART I

 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    11
 Item 3.  Legal Proceedings..............................................    11
 Item 4.  Submission of Matters to a Vote of Security Holders............    11

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Shareholder
          Matters........................................................    12
 Item 6.  Selected Financial Data........................................    13
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    14
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....    23
 Item 8.  Financial Statements and Supplementary Data....................    23
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    23

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    24
 Item 11. Executive Compensation.........................................    24
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    24
 Item 13. Certain Relationships and Related Transactions.................    24

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K............................................................    24
 Signatures..............................................................    28

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Data Processing Resources Corporation and subsidiaries (the "Company" or "DPRC") is a leading provider of information technology ("IT") staffing services to a diverse group of corporate clients. Utilizing full-time salaried and hourly consultants, the Company offers a wide range of staffing solutions to meet its clients' enterprisewide IT needs. The Company's technical consultants have expertise on multiple hardware platforms utilizing a wide variety of software applications and can provide services covering all aspects of the systems applications development lifecycle, including planning, design, building and programming, implementation, maintenance and ongoing management. The Company also provides other specialty staffing services such as Year 2000 conversion, fault-tolerant application development, network management and desktop services, Internet/intranet development and support, packaged software implementation (including responsibility for deliverables), software engineering and help desk support. For the nine months ended September 30, 1998, the Company placed approximately 2,950 technical consultants on projects for approximately 650 different clients. As of September 30, 1998, the Company served its clients through the following 17 offices in 12 states and through one national and four international recruiting offices: Newport Beach, Woodland Hills, San Francisco, Glendale, San Diego and San Luis Obispo, California; Denver, Colorado; Seattle, Washington; Omaha, Nebraska; Kansas City, Kansas; Des Moines, Iowa; St. Louis, Missouri; Phoenix, Arizona; Dallas and Austin, Texas; Portland, Oregon; Chicago, Illinois; Minneapolis, Minnesota; London and Southport, England; Sydney, Australia; and Toronto, Canada.

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

  The substantial increase in the use of sophisticated information technologies has occurred at the same time that economic factors have led to reductions in corporate workforces and a return by businesses to a focus on their core competencies. Faced with the challenge of implementing and operating more complex information systems without enlarging their corporate staffs, businesses are increasingly using IT staffing companies to supplement their IT operations. Utilizing outside IT technical consultants: (i) allows a company's management to focus on core business operations; (ii) affords greater staffing flexibility in IT departments; (iii) increases a company's ability to adapt to, and keep pace with, rapidly changing and increasingly complex technologies; (iv) provides access to specialized technical skills on a project-by-project basis; (v) better matches staffing levels to current needs; (vi) converts fixed labor costs into variable costs; and (vii) reduces the cost of recruiting, training and terminating employees as evolving technologies require new programming skill sets. These factors have caused IT services to be one of the fastest growing segments of the supplemental staffing industry. According to the May 1998 Staffing Industry Report, revenues from technical/computer temporary staffing are estimated to have grown from $7.1 billion in 1994 to $18.5 billion in 1998. The report further estimated an annual growth rate for 1998 of approximately 25%.

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

BUSINESS STRATEGY

  To meet its clients' comprehensive IT needs, DPRC is dedicated to providing staffing solutions to meet its clients' systems applications development and other specialized technical needs. The Company's business strategy encompasses the following key elements, which management believes are necessary to ensure high-quality standards and to achieve consistently strong financial performance:

  Recruit, Develop and Retain Qualified Technical Consultants. A key element of the Company's success is its ability to recruit, develop and retain qualified technical consultants. Management believes that it has been successful in doing so by: (i) offering its technical consultants competitive wages and ensuring that they are paid accurately and on time; (ii) offering its technical consultants an opportunity to purchase a comprehensive employee benefits package; (iii) effectively and consistently communicating with its technical consultants; and (iv) providing technical training through licensed training programs. The Company has licensed a training program to provide its consultants with technical training in over 160 course titles. Since its inception, approximately 1,700 courses have been taken by the Company's consultants. Furthermore, new technical consultants involved in the S/3/G business are trained in Lawson software implementation services for approximately eight to 12 weeks at the Company's Austin office and at a Lawson-operated facility.

  However, qualified technical consultants are in great demand worldwide and, accordingly, competition for individuals with proven technical skills is intense. The Company attracts new consultants in its established markets primarily through referrals from other technical consultants and the Internet via its website, and, more recently, through the Company's national recruiting office and direct and indirect recruiting capabilities outside the United States, including its four international recruiting offices and strategic partnering relationships. Through these sources, the Company has compiled a database which includes approximately 75,000 highly qualified technical consultants which become potential resources to place on assignment. DPRC is working to continually improve its recruiting capabilities, but expects to experience the same types of difficulties competing for technical consultants as other providers of IT staffing services. DPRC competes for technical consultants with other providers of IT staffing services, providers of outsourcing services, temporary personnel agencies, systems integrators, computer systems consultants, clients and potential clients. For fiscal 1998, the turnover rate for its salaried consultants was approximately 33%. In addition, approximately 13.7% of DPRC's total full-time equivalent employees have H1-B non-immigrant work visas. Under current law, there is a limit of 115,000 new H-1B non-immigrant work permitted visa classification petitions that the United States Immigration and Naturalization Service may approve in any government fiscal year. In years in which this limit is reached, DPRC may be unable to obtain H-1B visas necessary to bring critical foreign consultants to the United States.

  Emphasize a Relationship-Oriented Approach. The Company serves as an extension of its clients' internal information systems operations and as a long-term partner to fulfill its clients' IT staffing requirements. As a result, the Company emphasizes a relationship-oriented approach to business, rather than the transaction- or assignment-oriented approach used by many of its competitors. This emphasis begins with the Company's Chief Executive Officer who spends a significant amount of time meeting with key clients, working with the Company's account managers and recruiters and communicating with the Company's technical consultants. To develop close client relationships, the Company's regional managers and account managers regularly meet with both existing and prospective clients to help design solutions for, and identify the resources needed to execute, their IT strategies. When recruiting internationally, Company personnel are frequently accompanied by the client, which assists in the final screening, evaluation and extension of offers to candidates. The Company's account managers also maintain close communication with their clients during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach results in greater client satisfaction and reduced business development expense.

  Focus on Improving Margins. The Company constantly seeks opportunities to enhance its margins by offering services for which higher margins can be obtained and by reducing costs. For example, in recent years the Company has begun to provide specialty staffing services, such as Year 2000 conversion, fault-tolerant application development, network management and desktop services, Internet/intranet development and support, packaged software implementation (including responsibilities for deliverables), software engineering and help desk support. In addition, the Company has identified, targeted and expanded into geographic markets which provide relatively greater profitability than the highly competitive California market. The Company also actively seeks acquisition candidates with margins that are, at a minimum, comparable to the Company's. Finally, the Company focuses on enhancing operating efficiencies and has made and continues to make a substantial investment in upgrading its automated support systems in order to improve the efficiency of its accounting, sales, recruiting and marketing operations.

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

  Geographic Expansion. In 1993, the Company began a geographic expansion program in California by opening offices in San Francisco and Woodland Hills. Since 1994, six new office locations have been internally developed and eight office locations have been acquired through September 30, 1998. As of September 30, 1998 the Company had 17 offices in 12 states and one national and four international recruiting offices (one located in California, two in England, one in Australia, and one in Canada, respectively). The Company believes that its geographic expansion will enhance its ability to market its services to regional and national clients, many of which are seeking to work with a limited number of vendors capable of servicing multiple locations. New geographic markets also may be less competitive and may present greater opportunities for higher margins than the Company's locations in California. In addition, the Company believes that, through geographic expansion, it will be better able to establish valuable strategic partnerships with national accounting and consulting firms and large facility management and data center outsourcing companies.

  As part of its growth strategy, the Company continually reviews and evaluates potential acquisition candidates and believes that there are significant acquisition opportunities throughout the United States. In evaluating potential acquisition candidates, the Company seeks profitable IT staffing companies with a proven management team, a core group of highly qualified technical consultants, a reputation for quality, an attractive service offering and an established client base. The Company also evaluates the cultural fit of an acquisition candidate, as well as the candidate's historical growth rates and financial results. The Company believes that it is an attractive acquirer due to: (i) its ability to provide an acquired company with expanded services and a broader geographic base; (ii) the potential for certain economies of scale and operating efficiencies; (iii) its financial strength and visibility as a public company; and (iv) its decentralized management strategy pursuant to which the Company's office managers are given significant autonomy to make most day-to-day operating decisions.

  Growth in Existing Markets. In addition to expanding the geographic scope of its business, the Company is constantly seeking to add new clients in the geographic markets it currently serves and to increase the range of services it provides to its existing clients. The addition of new clients in existing markets enables the Company to utilize more profitably its administrative and corporate infrastructure. New clients, particularly in new industries, also permit the Company to diversify its client base and thus reduce its exposure to fluctuations in industry business cycles. For example, the Company's client base, which includes clients in both existing and new locations, increased from approximately 80 clients in fiscal 1993 to approximately 650 clients in fiscal 1998. In addition, the Company continues to add new specialty service offerings as it has done with fault-tolerant applications development, network management and desktop services, Internet/intranet development and support, packaged software implementation (including responsibility for deliverables), software engineering and help desk support. During fiscal 1997 and continuing in fiscal 1998 and thereafter, the Company launched its Year 2000 conversion service offering and is positioned to provide Year 2000 conversion project management and resources to existing and new clients.

  In addition to expanding the geographic scope of its business and adding new clients and services, the Company's growth strategy is dependent upon the Company's ability to attract and retain qualified technical consultants in those markets in which the Company has an established presence, as well as in less established markets. The Company's resource managers are responsible for recruiting and establishing long-term relationships with the Company's technical consultants. In recognition of the important role which the resource manager plays in attracting qualified consultants, the Company has increased the number of its resource managers from eight on January 31, 1996 to 80 on July 31, 1998 through acquisitions, new hirings and promotions. The Company has also implemented a state-of-the-art integrated information management system which provides most of its offices with on-line access to information on existing and prospective technical consultants and clients.

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

ACQUISITIONS

  From the time of the Company's Initial Public Offering through September 30, 1998, the Company has added eight offices in six states through the following acquisitions, representing, in the aggregate, at the time of acquisition, approximately 760 technical consultants:

  EXi Corp ("EXi") In May 1998, the Company acquired EXi Corp., a Minneapolis-based software engineering staffing company with approximately 80 technical consultants billable as of the acquisition date, for cash and 68,531 shares of DPRC's restricted common stock ("Common Stock"). EXi had revenues of approximately $7.2 million for the 12 months ended March 31, 1998.

  S/3/G, Inc. ("S/3/G") In January 1998, the Company acquired substantially all of the assets of S/3/G, an Austin-based Lawson Software implementation and support company with approximately 85 technical consultants billable as of the acquisition date, for $28.2 million in cash and 204,552 shares of DPRC's Common

Stock valued at approximately $4.0 million, and an earnout payment to be made based on S/3/G's performance for the 1998 calendar year. The first installment of the earnout payment consisting of $5.8 million in cash and 32,880 shares of restricted Common Stock, was paid in September 1998. The final installment of the earnout is due in March 1999. S/3/G had revenues of approximately $11.0 million for the 12 months ended December 31, 1997.

  SelecTech, Inc. ("SelecTech") In July 1997, the Company acquired SelecTech, a Chicago-based IT staffing company with approximately 60 technical consultants billable as of the acquisition date, for $8.1 million in cash and 54,934 shares of restricted Common Stock valued at $928,000. SelecTech had revenues of approximately $4.6 million for the 12 months ended June 30, 1997.

  Computec International Strategic Resources, Inc. ("Computec") In April 1997, the Company acquired Computec, a Glendale, California-based IT staffing company with approximately 110 technical consultants billable as of the acquisition date, for $19.0 million in cash and 677,880 shares of restricted Common Stock valued at $9.2 million, and earnout payments to be made based on Computec's performance for the 1997 and 1998 calendar years. The first installment of the earnout payment, consisting of $390,000 in cash and 14,970 shares of restricted Common Stock, was paid in October 1997. The second installment of the earnout payment, consisting of $2.3 million in cash and 51,854 shares of restricted Common Stock, was paid in June 1998. The third installment of the earnout payment, consisting of $3.4 million in cash and 73,078 shares of restricted Common Stock, was paid in September 1998. The fourth and final installment of the earnout is due in March 1999. As of April 1997, Computec also had three international recruiting offices: two located in England, one in Australia. In 1998, Computec added a new recruiting office in Toronto, Canada. Computec had revenues of approximately $19.3 million for the 12 months ended December 31, 1996.

  Leardata Info-Services, Inc. ("Leardata") In January 1997, the Company acquired Leardata, a Dallas-based IT staffing company with approximately 130 technical consultants billable as of the acquisition date, for $17.3 million in cash and 310,226 shares of restricted Common Stock valued at $4.1 million. Leardata had revenues of approximately $16.0 million for the 12 months ended October 31, 1996.

  Professional Software Consultants, Inc. ("PSC") In November 1996, the Company acquired PSC, a Phoenix-based IT staffing company with approximately 130 technical consultants billable as of the acquisition date, for $6.2 million in cash. PSC had revenues of approximately $9.3 million for the 12 months ended October 31, 1996.

  ADD Consulting, Inc. In July 1996, the Company acquired the Applications, Design and Development division ("AD&D") of ADD Consulting, Inc. for $8.8 million in cash and 152,121 shares of restricted Common Stock valued at $2.6 million, adding offices in Omaha and Kansas City, as well as approximately 170 technical consultants billable as of the acquisition date. AD&D had revenues of approximately $13.9 million for the 12 months ended July 31, 1996.

  Systems & Programming Consultants, Inc. In June 1998, the Company entered into a definitive merger agreement with Systems & Programming Consultants, Inc. ("SPC"), a Charlotte, North Carolina-based IT staffing company with eight offices located primarily in the southeastern region of the United States. This agreement was subsequently amended on October 13, 1998 and October 20, 1998. The merger agreement contemplates accounting for the transaction as a pooling of interests, with the purchase price payable entirely in Common Stock. The number of shares to be issued will be approximately 2,800,000 to 3,300,000 shares of Common Stock, with such number to be determined based upon an implied purchase price of $71.5 million on the date the amendment of October 20, 1998 to the merger agreement was signed, less deductions for certain payments and liabilities to be assumed by the Company, and a fixed price of $21.00 per share of the Company's Common Stock. Of such number of shares, approximately two-thirds are expected to be issued upon consummation of the Merger in exchange for the outstanding shares of SPC common stock and for the cancellation of certain SPC performance-based options and the remaining number of shares, approximately one-third, will be issued from time to time thereafter upon exercise of the SPC stock options under the SPC stock option plan being assumed by DPRC. SPC had approximately 500 billable consultants and 12-month trailing revenues of approximately $50.0 million as of the signing of the definitive merger agreement on June 16, 1998. The acquisition is subject to numerous conditions, including, but not limited to, obtaining the approval of the shareholders of the Company and SPC. There can be no assurance that such acquisition will be completed or that if such acquisition is completed, it will be for the expected consideration or on the terms contemplated.

  The Company continually reviews and evaluates acquisition candidates to complement and expand its business, and is at various stages of evaluation and discussion with a number of such candidates. There can be no assurance that the Company will consummate a transaction with any of the candidates with whom it is currently in negotiations.

CLIENTS

  The Company focuses its sales, service and support efforts primarily on Fortune 500 and other large and mid-sized companies in various industries with sophisticated IT needs. Although the Company does not have exclusive arrangements with any clients, it enjoys service arrangements with a number of companies which qualify DPRC as one of a limited number of approved service providers.

  During fiscal 1998, the Company served approximately 650 clients. The Company's 10 largest clients in fiscal 1998 accounted for approximately 25.6% of the Company's revenues, with the two largest clients accounting for 3.9% and 3.6% of total revenues, respectively. Although the Company's largest clients represent a significant percentage of its revenues, several of these larger clients have several independent assignments ongoing at any one time, which are administered by separate subsidiaries or divisions. Technical services are provided to all clients under contractual arrangements of varying lengths, which are subject to extension, negotiation or cancelation at any time. Such contracts may include a confidentiality agreement. In addition, all technical hourly and salaried consultants are required to sign confidentiality agreements with the Company.

  The Company's technical consultants provide services ranging from specific, minor tasks of short duration to large, complex and integrated assignments which require a number of technical consultants to be on assignment for several years. Client systems applications development projects tend to be long term in nature, typically lasting nine to 12 months. Other types of assignments are typically shorter in duration and can average as little as three months in length.

  The following table sets forth a list of selected clients during calendar
1998:

AUTOMOBILE MANUFACTURERS              ENTERTAINMENT & LEISURE                  FOOD & BEVERAGE
------------------------              -----------------------                  ---------------
American Honda Motor Company      Capitol Records                    Boston Market
Mazda Motor of America            MCA, Inc.                          Harry & David (Bear Creek Corporation)
Mitsubishi Motor Sales            Princess Cruise Lines              McDonalds Corporation
 of America                       Yamaha Motor Corporation           Taco Bell
Nissan Motor Corporation USA      Sony Pictures Entertainment, Inc.  Nestle USA, Inc.
Toyota Motor Sales, USA, Inc.
        HEALTHCARE                  FINANCIAL SERVICES                      INSURANCE AND OTHER
        ----------                  ------------------                      -------------------
Apria Healthcare Group            The Capital Group                  AlliedSignal, Inc.
Blue Cross of California          Frank Russell Company              AT&T
 & Washington                     Household Finance                  Union Pacific
Cedars Sinai Medical Center       Avco Financial Services            U.S. West
PacifiCare FHP International      American Express                   Safeco Insurance Company of America
Unicare/Wellpoint Health
 Network, Inc.

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

DPRC OPERATING MODEL

  General. The Company's overall operating approach is designed to ensure the highest level of client, employee and technical consultant satisfaction. From its corporate headquarters in Newport Beach, California, the Company provides its offices with centralized administrative, marketing, finance, training and legal support. Management recognizes, however, that in order to motivate its employees, to ensure that clients and consultants receive quick, responsive service and to adapt to local market conditions, the Company has developed a decentralized, entrepreneurial structure, with strong regional management and branch managers who operate each branch office as an autonomous profit center, and a regional accounting management to support the regional management.

  The Company's regional managers are given significant autonomy to make most day-to-day operating decisions over their respective regions and are responsible for: overall guidance and supervision of the region; strategy with regard to market and account penetration; the hiring and training of branch managers; targeting acquisition candidates; and promoting the DPRC culture within the region. The regional managers are, however, subject to mutually determined goals, objectives, budgets and forecasts for the region that are consistent with corporate goals, strategies and objectives. In addition, management workshops, with respect to quarterly planning and progress, are conducted at various locations usually once each fiscal quarter. While a branch manager is responsible for most of the administrative functions of running an office, the majority of a branch manager's time is typically spent on sales and marketing. Branch manager's compensation is based, in part, on profits generated by the branch office.

  In each office, the Company emphasizes a team-oriented approach in order to provide high-quality customized solutions to meet its clients' information services needs. The central role in this team-oriented approach is played by the Company's account managers and resource managers, who work together to ensure a successful relationship between the client and DPRC's technical consultants.

  Sales. The account manager has ultimate responsibility for staffing an assignment on a timely basis. Upon receiving an assignment, the account manager writes up a proposal with assignment specifications and distributes the proposal to a resource manager who is responsible for, and has relationships with, the technical consultants who have the expertise required for the assignment. The account manager reviews the recommended candidates, submits the resumes of qualified technical consultants to the client and schedules client interviews of the candidates. Typically, an assignment is staffed within five working days. Throughout the life of a project, the account manager monitors the Company's relationship with the client and the technical consultants to ensure that both constituencies are satisfied with the success of the assignment. In addition to servicing existing clients, account managers spend a significant amount of time developing new client relationships.

  Recruiting. Resource managers work with the account manager to staff assignments appropriately and are responsible for recruiting, assessing and establishing long-term relationships with the Company's technical consultants. Resource managers utilize a variety of methods to recruit technical consultants. In markets where the Company has an established presence, the resource manager typically obtains a majority of qualified candidates through referrals from clients and other technical consultants. In less established markets, the majority of new candidates are persons who have responded to advertisements in local newspapers or furnished the Company a resume via the Internet. Resource managers also recruit technical consultants by attending meetings of local technology-specific user groups and trade shows, making cold calls and advertising in the yellow pages and trade publications.

  Resource managers prescreen all candidates through telephonic interviews and conduct follow-up interviews to assess each candidate's technical and interpersonal skills, work ethic and overall character. Generally, at least three references are obtained for each candidate and additional background checks may be conducted. In some cases, the candidate is also given a technical exam over the Internet or by one of several specialists retained by the Company to assess more accurately the candidate's technical qualifications. If the candidate meets the Company's standards, the candidate's profile is finalized and entered into the Company's database as an available technical consultant. Most offices have on-line access to information contained in this database. Unlike some of its competitors who recommend a large number of candidates, some of whom may be inappropriate, the Company generally recommends only two or three carefully selected candidates for each available position. Management believes that its clients value the selective screening role played by the Company.

  In fiscal 1998, the Company established a national recruiting office in San Luis Obispo, California. This office is primarily responsible for conducting domestic searches and prequalifying and screening candidates for Company offices. In addition, this office is also responsible for establishing and implementing national training, policy and procedure for the Company in order to assist Company offices in their recruiting efforts. The national recruiting office will, among other things, hold job fairs and coordinate Internet searches in its national recruiting efforts. Due to the benefits experienced by the Company in its employment of full-time salaried consultants, the national recruiting office places an emphasis on hiring such persons.

  International recruiting and resourcing represents another element of the Company's operating approach. Within the Company's four international recruiting offices and a network of international strategic partners, resource managers familiar with the local IT talent pool evaluate and screen candidates, generally with client job specifications available to them. After carefully reviewing a candidate's expertise, interviews with Company personnel from the United States are scheduled. Company personnel are frequently accompanied by the client, which travels to the candidate's country of origin and assists in the final screening, evaluation and extension of offers to technical consultants. Once an offer is accepted by the technical consultant, relocation managers, located in the United States, prepare the necessary documentation for obtaining the required work permits and visas. In addition, these relocation managers assist in the actual relocation of the technical consultant and any immediate family. This assistance may include meeting the technical consultant upon arrival in the United States, obtaining suitable housing, transportation, arranging children's enrollment into local schools and certain other incidentals.

  Management believes that one of the primary factors in the Company's success has been its ability to attract and manage qualified technical consultants who are compensated on either an hourly or salaried basis. Beginning fiscal 1996, the Company began hiring more full-time salaried consultants in certain offices where the local market conditions favor the hiring of full-time consultants over hourly consultants. Full-time salaried technical consultants receive a broader range of Company-paid benefits than hourly consultants. Given the sophisticated nature of most client assignments, the Company's policy is to utilize technical consultants with substantial employment experience rather than entry-level or college graduate-level consultants. For the nine months ended September 30, 1998, the Company placed approximately 2,950 technical consultants with approximately 650 different clients and as of September 30, 1998, approximately 2,110 technical consultants were on assignment.

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

  The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide comprehensive staffing solutions for all aspects of a client's IT needs, develop a strategic partnering relationship, understand the specific requirements of a given project and provide carefully screened technical consultants with the appropriate skills in a timely manner and at competitive prices. The primary competitive factors in attracting and retaining qualified candidates for technical consultant positions are the ability to offer competitive wages and benefits, pay such wages in a consistent and timely manner and provide a consistent flow of high-quality and varied assignments. While the Company believes that it can compete favorably with its existing and future competitors, there can be no assurance that the Company will be successful in doing so.

EMPLOYEES

  As of July 31, 1998, approximately 2,010 technical consultants
(approximately 1,280 hourly and 730 salaried) were working on full-time assignments for the Company's clients. The Company's corporate and branch office staffs consist of 380 full-time employees and six part-time employees. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be good.

  Approximately 90.0% of the direct costs of technical consultants placed by the Company during fiscal 1998 were treated as employee costs of the Company for federal and state tax purposes. For such employees, the Company pays Social Security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance premiums, certain employee benefits and other employee costs. The remainder of the technical consultants were treated as independent contractors for federal and state tax purposes. Certain of the Company's employees are foreign nationals with H-1B visas.

ITEM 2. PROPERTIES

  The Company's leased offices are described in the following table:

                                                      APPROXIMATE   DATE LEASE
   LOCATION DESCRIPTION                               SQUARE FEET    EXPIRES
   --------------------                               -----------   ----------
   Administrative
   --------------
    Newport Beach Corporate Headquarters.............    9,658      January 2000
    Central Region Office............................    2,100         June 2004
   Branch Offices
   --------------
    Newport Beach....................................    7,935      January 2000
    Woodland Hills...................................    3,203     February 2003
    San Francisco....................................    3,214     February 2003
    Denver...........................................    4,200    September 2002
    Seattle..........................................    4,601        April 2003
    Omaha............................................    3,400         June 2004
    Kansas City......................................    3,039         June 2003
    Des Moines.......................................    2,943         July 2003
    Phoenix..........................................    2,700     February 1999
    Dallas...........................................    9,200      October 1999
    Portland.........................................    2,200       August 2000
    Austin...........................................   10,500    September 2003
    Chicago..........................................    4,850          May 2003
    Glendale.........................................    5,700          May 2003
    Minneapolis......................................    8,729        March 2001
    San Diego........................................      220      January 1999
    St. Louis........................................      200    Month-to-month
   Recruiting Offices
   ------------------
    San Luis Obispo..................................    2,800          May 2003
    Sydney, Australia................................    1,433         July 2001
    London, England..................................      400          May 1999
    London, England..................................      200    Month-to-month
    Toronto, Canada..................................      300    Month-to-month
                                                        ------
                                                        93,725
                                                        ======

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

  The following table sets forth the reported high and low sales prices of the Company's Common Stock for the quarters indicated as reported on the Nasdaq National Market. The Company commenced its initial public offering on March 5, 1996, at a price per share of $14. The Common Stock is traded on the Nasdaq National Market under the symbol "DPRC".

                                                                 HIGH     LOW
                                                                ------- -------
     FISCAL YEAR 1996
      Third Quarter (from March 6, 1996)....................... $28 1/4 $18 3/8
      Fourth Quarter........................................... $29 1/2 $16
     FISCAL YEAR 1997
      First Quarter............................................ $24 7/8 $16
      Second Quarter........................................... $22 5/8 $15 1/2
      Third Quarter............................................ $22 3/8 $17 1/8
      Fourth Quarter........................................... $26 3/4 $18
     FISCAL YEAR 1998
      First Quarter............................................ $28 1/4 $19
      Second Quarter........................................... $26 3/4 $22 1/8
      Third Quarter............................................ $33 1/2 $23 5/8
      Fourth Quarter........................................... $33 1/4 $26 5/8

  As of September 30, 1998, there were approximately 77 holders of record of the Company's Common Stock.

  DPRC has never declared or paid cash dividends on DPRC Common Stock and does not anticipate paying cash dividends on DPRC Common Stock in the foreseeable future. DPRC currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of DPRC and will depend upon, among other things, DPRC's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions relating to its existing credit facility (or any facility succeeding thereto) prohibiting the payment of cash dividends and other factors that DPRC's Board of Directors deems relevant. DPRC's existing credit facility prohibits, without the consent of the lender, the payment of cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

  In connection with the earnout related to the Company's acquisition of Computec, the Company issued 14,970, 51,854 and 73,078 shares of Common Stock to the former stockholders of Computec on October 23, 1997, June 30, 1998 and September 18, 1998, respectively. In connection with the Company's acquisition and subsequent earnout of S/3/G, the Company issued 204,552 and 32,880 shares of Common Stock to the former stockholder of S/3/G on January 28, 1998 and September 21, 1998, respectively. In connection with the Company's acquisition of EXi Corp., the Company issued 68,531 shares of Common Stock to the former stockholders of EXi Corp. on May 20, 1998.

  The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder. See Note 3 to the Consolidated Financial Statements for the consideration received by the Company in connection with the issuance of such shares in connection with the Company's acquisition of Computec, S/3/G and EXi Corp.

  On March 24, 1998, the Company sold $115,000,000 aggregate principal amount of its 5 1/4% convertible subordinated notes due 2005. The notes are convertible, at the option of the holder, into shares of Common Stock of the Company at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $35.50 per share, subject to adjustment in certain events. The notes were sold by the Company to NationsBanc Montgomery Securities LLC, Donaldson, Lufkin & Jenrette Securities Corporation, Robert W. Baird & Co., Incorporated and Lehman Brothers (collectively, the "Initial Purchasers") pursuant to a purchase agreement dated March 18, 1998. The price to investors for the notes sold in the offering was 100% of the principal amount thereof for an aggregate offering price of $115,000,000. The Company received approximately $111,000,000 in net proceeds from the sale of the notes after the Initial Purchasers' discount of 3% of the aggregate principal amount of the notes for an aggregate discount of $3,450,000 and after other issue costs of approximately $500,000. The issuance of the notes, including the common stock issuable upon conversion of the notes, was exempt from the registration requirements of the Securities Act of 1933, as amended, since the securities were sold in reliance upon Rule 144A under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

  The selected historical financial data set forth below as of and for the fiscal years ended July 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the audited Consolidated Financial Statements of the Company. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                       FISCAL YEARS ENDED JULY 31,
                                ----------------------------------------------
                                  1998(1)   1997(2)  1996(3)   1995     1994
                                --------  --------  -------   -------  -------
STATEMENT OF INCOME DATA:
 Revenues...................... $210,568  $115,022  $58,145   $49,558  $34,165
 Cost of Professional Services.  150,541    85,979   45,918    40,082   28,047
                                --------  --------  -------   -------  -------
 Gross Margin..................   60,027    29,043   12,227     9,476    6,118
 Selling, General and
  Administrative Expenses(4)...   39,434    18,654    6,719     5,769    5,581
                                --------  --------  -------   -------  -------
 Operating Income(4)...........   20,593    10,389    5,508     3,707      537
 (Expense) Interest Income,
  net..........................     (382)      869     (162)     (764)    (401)
                                --------  --------  -------   -------  -------
 Income Before Provision for
  Income Taxes.................   20,211    11,258    5,346     2,943      136
 Provision for Income Taxes....    8,949     4,542    2,096     1,205       56
                                --------  --------  -------   -------  -------
 Net Income(4)................. $ 11,262  $  6,716  $ 3,250   $ 1,738  $    80
                                ========  ========  =======   =======  =======
 Net Income Per Share --
   Basic(5).................... $   1.00  $   0.74  $  0.61   $  0.43  $  0.01
                                ========  ========  =======   =======  =======
 Net Income Per Share --
   Diluted(5).................. $   0.96  $   0.71  $  0.54   $  0.38  $  0.01
                                ========  ========  =======   =======  =======
 Weighted Average Common Shares
  Outstanding -- Basic(5)......   11,242     9,090    5,314     4,000    6,323
                                ========  ========  =======   =======  =======
 Weighted Average Common Shares
  Outstanding -- Diluted(5)....   11,696     9,460    6,039     4,580    6,323
                                ========  ========  =======   =======  =======
                                                JULY 31,
                                ----------------------------------------------
                                  1998      1997     1996      1995     1994
                                --------  --------  -------   -------  -------
BALANCE SHEET DATA:
 Working Capital............... $114,074  $ 30,180  $26,901   $ 1,833  $   267
 Total Assets..................  264,843   110,287   44,029     7,623    5,638
 Total Long-term Debt,
  Including Current
  Portion(6)(7)................  111,288        --       --     4,305    6,185
 Series A Convertible Preferred
  Stock(8).....................       --        --       --     1,485       --
 Shareholders' Equity
  (Deficit)(8)(9)(10)(11)......  121,673    99,659   40,036    (2,878)  (4,524)

--------
(1) The statement of income and balance sheet data include the results of operations and acquired net assets of the Company and S/3/G Inc. beginning January 28, 1998, and EXi Corp. beginning May 21, 1998.

(2) The statement of income and balance sheet data include the results of operations and acquired net assets of the Company and PSC beginning November 27, 1996, Leardata beginning January 7, 1997, Computec beginning April 30, 1997, and SelecTech beginning July 11, 1997.

(3) The statement of income and balance sheet data include the results of operations and acquired net assets of the Company and AD&D beginning July 1, 1996.

(4) Selling, general and administrative expenses for fiscal 1994 include management fees of $586,000 which were paid to a management company controlled by one of the founders of DPRC. This management fee was terminated in February 1994 upon the redemption of such founder's ownership interest in DPRC. Selling, general and administrative expenses for fiscal 1994 and 1995 also include compensation paid to DPRC's Chief Executive Officer of $1.7 million and $921,000, respectively. Effective March 1995, that officer's annual compensation was significantly reduced.

(5) Net income per share was computed as explained in Note 2 of the Notes to the Consolidated Financial Statements.

(6) On March 24, 1998, the Company completed the sale of $115.0 million of its convertible subordinated Notes due 2005. The notes were recorded net of a discount and issue costs of $3,950,000, which will be amortized over seven years based on the effective interest method. See Note 5 of the Notes to the Consolidated Financial Statements.

(7) Does not include working capital borrowings under the Company's revolving credit facility, which were $836,000 and $2.4 million as of July 31, 1995 and 1994, respectively.

(8) The outstanding shares of Series A Convertible Preferred Stock were subject to mandatory redemption by the Company at any time after March 2005 upon the request of the holders of a majority of such shares then outstanding. Consequently, such shares were not included in actual shareholders' equity (deficit) as of July 31, 1995. Such shares automatically converted into 592,000 shares of Common Stock immediately prior to the consummation of the initial public offering.

(9) In January 1997, the Company completed a second public offering of 2,395,000 shares of its Common Stock at an offering price of $17.50 per share for net proceeds of $38.9 million.

(10) In March 1996, the Company completed an initial public offering of 2,726,000 shares of its Common Stock at an offering price of $14.00 per share for net proceeds of $34.3 million.

(11) The Company recorded a charge to retained earnings of approximately $4.8 million in February 1994 in connection with the redemption of all shares of Common Stock not owned by the founder.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  In addition to the historical information contained herein, this Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical consultants; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; and other factors described throughout this Form 10-K and the Company's Form 10-Q for the quarters ended October 31, 1997, January 31, 1998 and April 30, 1998. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, including the risk factors set forth in the Company's prospectus dated June 11, 1998.

OVERVIEW

  Early in fiscal 1994, the Company began to implement a growth strategy focused on expanding its geographic coverage, increasing its service offerings and enhancing overall profitability. The Company has expanded from three offices in 1996 located in California to 17 offices in 12 states and one national and four international recruiting offices (one in California, two in England, one in Australia and one in Canada, respectively) as of July 1998. Of the 14 new offices, six were internally developed and eight were acquired. Through internal development and acquisitions, the Company has added a number of higher margin, specialty service areas and increased its percentage of full-time salaried consultants.

  The Company plans to continue its acquisition strategy in order to further expand its geographic scope and broaden its service offerings. The Company believes that both the size and fragmented nature of the IT services industry provide continuing opportunities for expansion. The Company continually reviews potential acquisitions and is currently in various stages of investigating and negotiating with several acquisition candidates.

  The Company's business strategy encompasses a number of key elements which management believes are necessary to ensure high-quality standards and to achieve consistently strong financial performance. The primary element of this strategy is to recruit, develop and retain qualified technical consultants. To compete for scarce IT resources, the Company focuses on: (i) expanding its pool of experienced and specialized recruiters; (ii) offering its technical consultants competitive wages; (iii) offering its technical consultants an opportunity to purchase a comprehensive employee benefits package; (iv) effectively communicating with its technical consultants; (v) providing specialized training through licensed training programs; and (vi) expanding its national recruiting organization. In connection with a prior acquisition, DPRC gained international recruiting capabilities through two offices in England and one in Australia. DPRC opened another recruiting office post-acquisition in Canada. The Company also attracts new consultants in its established markets through referrals and the Internet.

  Substantially all of the Company's revenues are based on the hourly billings of its technical consultants and are recognized as services are provided. The average billing rate as of July 31, 1998 was approximately $68.00 per hour, up from approximately $60.50 per hour as of July 31, 1997. Billing rates vary from market to market, are determined according to the skill level of the technical consultant on assignment and, are individually negotiated with each client. Although the Company has historically paid its technical consultants only when they were actually on assignment with a client, a significant number of the consultants added through acquired companies are salaried employees who are paid whether or not they are on assignment. Typically, the gross margins associated with such salaried consultants are higher than for consultants who are paid only when they are on assignment, if the unassigned time of these consultants is managed effectively.

  Although the Company serves a large number of clients in a broad range of industry groups, approximately 14.3% of the Company's revenues in fiscal 1998, down from 21.7% in fiscal 1997, were derived from the Company's eight largest foreign automobile and motorcycle manufacturers with operations in Southern California. Approximately 25.6% of the Company's fiscal 1998 revenues were derived from its ten largest clients. This compares to 32.1% for fiscal 1997. The Company's largest two clients comprised 3.9% and 3.6% of the Company's total revenue, respectively. A significant increase or decrease in demand by a large client could have a substantial effect on the Company's revenues, and revenues from any one client can vary materially from period to period.

  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table presents unaudited quarterly consolidated financial information for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period.

                                                    QUARTER ENDED
                          ------------------------------------------------------------------------
                          7/31/98  4/30/98  1/31/98  10/31/97  7/31/97  4/30/97  1/31/97  10/31/97
                          -------  -------  -------  --------  -------  -------  -------  --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues................  $64,556  $56,135  $44,783  $45,094   $39,756  $31,355  $23,777  $20,134
Cost of Professional
 Services...............   45,369   39,872   32,610   32,690    28,938   23,435   18,172   15,434
                          -------  -------  -------  -------   -------  -------  -------  -------
Gross Margin............   19,187   16,263   12,173   12,404    10,818    7,920    5,605    4,700
Selling, General and
 Administrative
 Expenses...............   12,773   10,714    7,920    8,027     6,945    5,191    3,665    2,853
                          -------  -------  -------  -------   -------  -------  -------  -------
Operating Income........  $ 6,414  $ 5,549  $ 4,253  $ 4,377   $ 3,873  $ 2,729  $ 1,940  $ 1,847
                          =======  =======  =======  =======   =======  =======  =======  =======
Net Income..............  $ 3,385  $ 2,938  $ 2,417  $ 2,522   $ 2,352  $ 1,855  $ 1,261  $ 1,248
                          =======  =======  =======  =======   =======  =======  =======  =======
Net Income Per Share --
  Basic.................  $  0.29  $  0.26  $  0.22  $  0.23   $  0.21  $  0.18  $  0.16  $  0.17
                          =======  =======  =======  =======   =======  =======  =======  =======
Net Income Per Share --
  Diluted...............  $  0.28  $  0.25  $  0.21  $  0.22   $  0.21  $  0.18  $  0.16  $  0.16
                          =======  =======  =======  =======   =======  =======  =======  =======
Weighted Average Common
 Shares Outstanding --
  Basic.................   11,490   11,344   11,102   11,033    10,942   10,222    7,703    7,492
                          =======  =======  =======  =======   =======  =======  =======  =======
Weighted Average Common
 Shares Outstanding --
  Diluted...............   11,975   11,842   11,512   11,457    11,403   10,530    8,065    7,840
                          =======  =======  =======  =======   =======  =======  =======  =======
OTHER DATA:
Gross Margin Percentage.     29.7%    29.0%    27.2%    27.5%     27.2%    25.3%    23.6%    23.3%
Operating Income
 Percentage.............      9.9%     9.9%     9.5%     9.7%      9.7%     8.7%     8.2%     9.2%
EBITA(1)................  $ 7,560  $ 6,630  $ 4,918  $ 5,131   $ 4,512  $ 3,060  $ 2,129  $ 1,958
EBITA Percentage........     11.7%    11.8%    11.0%    11.4%     11.3%     9.8%     9.0%     9.7%

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

RESULTS OF OPERATIONS

  The following table sets forth the percentages of revenues represented by certain items in the Company's consolidated statement of income for the indicated periods.

                                                              FISCAL YEARS
                                                             ENDED JULY 31,
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
Revenues................................................... 100.0% 100.0% 100.0%
Cost of Professional Services..............................  71.5%  74.8%  79.0%
                                                            -----  -----  -----
Gross Margin...............................................  28.5%  25.2%  21.0%
Selling, General and Administrative Expenses...............  18.7%  16.2%  11.5%
                                                            -----  -----  -----
Operating Income...........................................   9.8%   9.0%   9.5%
Net Income.................................................   5.3%   5.8%   5.6%

FISCAL YEAR ENDED JULY 31, 1998 COMPARED TO FISCAL YEAR ENDED JULY 31, 1997

  Revenues. Revenues increased $95.5 million, or 83.1%, to $210.6 million for fiscal 1998 as compared to $115.0 million for fiscal 1997. This increase resulted primarily from a combination of acquisitions and internal revenue growth. The internal growth rate, which excludes revenue from the first twelve months after the closing date for each acquisition, was approximately 34%. Included in internal growth is approximately $1.2 million in revenue from the opening of new offices in St. Louis, Missouri, Portland, Oregon and San Diego, California. Additionally, the internal growth is due to a combination of: (i) new information technology projects; (ii) increased demand in the networking and communications market; (iii) a broadening of the types of services being provided such as network management and desktop services, Year 2000, Tandem and packaged software implementations; (iv) direct international recruiting through the Company's Computec subsidiary, as well as, direct and indirect recruiting in the Far East; and (v) increased billing rates resulting from an increase in consultant wages.

  Gross Margin. Gross margin increased $31.0 million, or 106.7%, to $60.0 million, for fiscal 1998 as compared to $29.0 million for fiscal 1997. As a percentage of revenues, gross margin increased for fiscal 1998 to 28.5% as compared to 25.2% for the prior year period. This gross margin percentage improvement reflects higher gross margins from: (i) acquisitions of companies with higher gross margin business, such as network management and desk top services; packaged software implementation, software engineering and international recruiting; (ii) emphasis on expansion of the higher margin businesses in existing markets, including network management and desktop services, Year 2000 conversions and software engineering; and (iii) cross selling of higher margin services such as Tandem, packaged software implementations and international recruiting into all markets.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $20.8 million, or 111.4%, to $39.4 million for fiscal 1998, as compared to $18.7 million for fiscal 1997. As a percentage of revenues, selling, general and administrative expenses also increased to 18.7% for fiscal 1998, as compared to 16.2% for the prior year period. This increase is primarily attributable to the increased amortization of intangible assets related to acquisitions of $2.4 million, and increased expenses of $3.0 million related to corporate management personnel and infrastructure required to support actual and planned Company growth.

  Operating Income. Operating income increased $10.2 million, or 98.2%, to $20.6 million for fiscal 1998 from $10.4 million for the same period in 1997. As a percentage of revenues, operating income increased to 9.8% for fiscal 1998 as compared to 9.0% for fiscal 1997 reflecting the increase in gross margins offset by the increase in selling, general and administrative expenses as a percentage of revenues.

  Interest Income (Expense), net. The Company had net interest expense of $382,000 for fiscal 1998 as compared to net interest income of $869,000 for fiscal 1997 primarily as a result of interest expense on the $115.0 million aggregate principal amount of 5 1/4% convertible subordinated notes issued in March 1998, which was offset by interest income from the investment of proceeds of those notes and as a result of interest on borrowings related to the acquisition of S/3/G.

  Provision for Income Taxes. The Company's effective tax rate increased to 44.3% in fiscal 1998 from 40.3% in fiscal 1997. The increase in the effective tax rate is primarily due to nondeductible amortization of goodwill.

FISCAL YEAR ENDED JULY 31, 1997 COMPARED TO FISCAL YEAR ENDED JULY 31, 1996

  Revenues. Revenues increased $56.9 million, or 97.8%, to $115.0 million for fiscal 1997 as compared to $58.1 million for fiscal 1996. This increase resulted primarily from the contribution of revenues from the acquisitions of AD&D (acquired in July 1996), PSC (acquired in November 1996), Leardata (acquired in January 1997), Computec (acquired in April 1997) and SelecTech (acquired in July 1997), and from the San Francisco branch (opened in 1993), the Denver branch (opened in November 1995), the Seattle branch (opened in June 1996), the Des Moines branch (opened in September 1996), the Portland branch (opened in February 1997) and from increased revenues of the Company's locations in California. The internal growth rate, excluding acquisitions, for fiscal 1997 was 22.7%. The increases were also due to: (i) new information technology projects; (ii) increased demand in the networking and communications market; and (iii) a broadening of the types of services being provided such as network management and desktop services and Year 2000 services.

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

INFLATION

  The effects of inflation on the Company's operations were not significant during the periods presented in the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents, investments available for sale and working capital totaled $40.6 million, $60.0 million and $114.1 million, respectively, as of July 31, 1998. Cash generated by operating activities increased to $6.6 million in fiscal 1998 as compared to $2.9 million in fiscal 1997 and $1.8 million in fiscal 1996. The increases were due to higher operating income partially offset by the increased use of working capital primarily attributable to an increase in accounts receivable that resulted from the growth in revenue.

  Cash used in investing activities increased to $97.1 million in fiscal 1998 as compared to $46.3 million in fiscal 1997 and $9.4 million in fiscal 1996. The increase in fiscal 1998 as compared to fiscal 1997 is due primarily to the investment of $60.0 million of the proceeds of the $115.0 million convertible debt offering into investments with a maturity greater than 90 days, partially offset by a lower use of cash for acquisitions. The increase in the use of cash for investing activities in fiscal 1997 over fiscal 1996 was due primarily to an increase in the use of cash for acquisitions.

  Cash provided by financing activities increased to $113.3 million in fiscal 1998 as compared to $39.4 million in fiscal 1997 and $29.2 million in fiscal 1996. The increase in fiscal 1998 as compared to fiscal 1997 was due to the issuance of $115.0 million of convertible subordinated notes, recorded net of discount and issue costs of $3.9 million, partially offset by a decrease in proceeds raised from the issuance of Common Stock. The increase in cash provided by financing activities in fiscal 1997 as compared to fiscal 1996 was due to an higher amount of funds raised from an issuance of Common Stock and a decrease in the repayment of notes payable.

  On March 24, 1998 the Company completed the sale of its 5 1/4% convertible subordinated notes due 2005. The Company used a portion of the proceeds to repay $19.5 million of debt outstanding on its credit facility and expects to use the remaining net proceeds for working capital, and other general corporate purposes, including acquisitions. Interest payments of approximately $3.0 million are payable on April 1 and October 1 of each year beginning on October 1, 1998. The Company anticipates that cash generated from operating activities will be sufficient to fund these interest payments.

  The Company has a five-year, $60.0 million Revolving/Term Loan Agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $60.0 million principal amount, and bears interest at the prime rate to the prime rate plus .5% or LIBOR plus 0.50% to 1.75% depending on defined financial conditions. At the end of three years, the outstanding principal balance on the facility converts to a two-year fully amortized term loan. The Credit Facility contains various covenants, including the maintenance of defined financial ratios such as net worth. As of July 31, 1998, the Company had no borrowings outstanding under the Credit Facility and was in compliance with all bank covenants.

  The Company previously completed the acquisition by merger of Computec on April 30, 1997. The definitive agreement obligates the Company to make earnout payments contingent upon Computec's earnings before interest and taxes through December 31, 1998. Specifically, the earnout is conditioned upon Computec's obtaining a higher earnings before interest and taxes in calendar years 1997 and 1998 as compared to calendar years 1996 and 1997, respectively, and if achieved, will be calculated based upon a multiple of the calendar year's earnings before interest and taxes that is in excess of the prior year's earnings before interest and taxes. The earnout is payable 60% in cash and 40% in shares of common stock. The aggregate amount of the initial consideration and the earnout may not exceed $70.0 million. The first installment of the earnout payment, consisting of $390,000 in cash and 14,970 shares of Common Stock, was paid in October 1997. The second installment of the earnout payment, consisting of $2.3 million in cash and 51,854 shares of Common Stock, was paid in June 1998. The third installment of the earnout payment, consisting of $3.4 million in cash and 73,078 shares of Common Stock, was paid in September 1998 and is recorded in the consolidated financial statements as intangible assets, accounts payable and accrued liabilities as July 31 1998. The fourth and final installment of the earnout is due in March 1999. Should Computec achieve its contingent earnout thresholds, the obligation under this arrangement could be material to the consolidated financial statements. The Company expects to pay any such earnout payment from existing cash and cash equivalents, cash flow from operations and available borrowings under the Credit Facility.

  On January 27, 1998, the Company completed the acquisition of substantially all the assets of S/3/G for approximately $28.2 million in cash and 204,552 shares of restricted DPRC Common Stock, valued at approximately $4.0 million. The Company borrowed $25.5 million under the credit facility to finance a portion of the cash purchase price of such acquisition. The definitive purchase agreement obligates the Company to make additional earnout payments semi-annually, contingent upon earnings before interest and taxes of the S/3/G business through December 31, 1998. The earnout is conditioned upon the S/3/G business first obtaining a 30.0% growth rate in calendar year 1998 as compared to calendar year 1997 and, if achieved, will be calculated based upon a multiple of the amount of the calendar year 1998 earnings before interest and taxes that is in excess of such threshold. The earnout is payable semi-annually, 85% in cash and 15% in shares of Common Stock. The first installment of the earnout payment, consisting of $5.8 million in cash and 32,880 shares of Common Stock, was paid in September 1998 and is recorded in the consolidated financial statements as intangible assets, accounts payable and accrued liabilities as July 31, 1998. The second and final installment of the earnout is due in March 1999. Should the S/3/G business achieve its earnout thresholds, the obligation under this arrangement could be material to the consolidated financial statements. The Company expects to pay any such earnout payment from existing cash and cash equivalents, cash flow from operations and available borrowings under the Credit Facility.

  The Company is in the process of installing and implementing a new financial accounting system at a cost of up to $9.5 million. This new financial system is expected to take 18-24 months to fully install, test and implement in all office locations. The Company expects to pay the costs of this project with existing cash and cash equivalents, investments, cash flow from operations and available borrowings under the Credit Facility.

  The Company anticipates that its primary uses of working capital in future periods will be for acquisitions, the internal development of new offices, investments in its management information systems, earnout payments and the funding of increases in accounts receivable. Although the Company seeks to use its common stock to make acquisitions, to the extent possible, a substantial portion of the purchase price for acquisitions has been paid in cash. The Company continually reviews and evaluates acquisition candidates to complement and expand its business, and is at various stages of evaluation and discussion with a number of such candidates. Such acquisition candidates may also require that all or a significant portion of the purchase price be paid in cash. The Company's ability to grow through acquisitions is dependent on the availability of suitable acquisition candidates and the terms on which such candidates may be acquired, which may be adversely affected by competition for such acquisitions. The Company cannot predict to what extent new offices will be added through acquisitions as compared to internal development.

  The Company anticipates that the opening of new offices will require an investment of approximately $150,000 to $250,000 per office to acquire equipment and supplies and to fund operating losses for the initial nine- to 12-month period of operations which management believes will generally be required for a new office to achieve profitability. The Company expenses the costs of opening a new office as incurred, except for the cost of equipment and other capital assets, which are capitalized. Generally, expenditures for such capital assets for a new office will be less than $100,000. There can be no assurance that future offices will achieve profitability within a nine- to 12-month period after opening. The Company anticipates making additional capital expenditures in connection with the development of new offices in future periods and the improvement of its network and operating system infrastructure and management reporting system.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for the Company beginning in fiscal 1999. As both SFAS Nos. 130 and 131 deal with financial disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position or results of operations.

  In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 establishes disclosure standards for pensions and other postretirement benefits. SFAS No. 132 is effective for the Company beginning in fiscal 1999. The Company does not anticipate that the adoption of this new standard will have a material impact on its financial position or results of operations.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company beginning in the first quarter of fiscal 2000. The Company does not anticipate that the adoption of this new standard will have a material impact on its financial position or results of operations.

YEAR 2000

  The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. In evaluating the Company's state of readiness the Company is considering the following key areas: (i) the Company's principal staffing and financial systems; (ii) software used in the Company's internal computer network; (iii) third-party vendors; (iv) customers; and (v) telecommunications and other support systems. The Company is addressing each of these areas in three separate phases. The first phase identifies all systems in each area that may contain potential Year 2000 issues. The second phase involves an investigation into whether a Year 2000 issue actually exists for each system identified. The third phase involves actual resolution of the issue and/or the development of a contingency plan.

  The Company has completed an evaluation of the principal staffing and financial systems. These systems are licensed from and maintained by third-party software development companies, which the Company believes are Year 2000-compliant. The Company has obtained representations from these companies that indicate that the systems are Year 2000-compliant. In addition to those representations, the Company will conduct its own tests of these critical systems to ensure that they are Year 2000-compliant. The initial testing of these systems should be completed by March 31, 1999. In addition, the Company is currently in the process of installing a new financial system, which management believe is, and the software vendor has represented as being, Year 2000-compliant. The Company does not anticipate any significant disruptions of the business resulting from its principal staffing and financial systems.

  The Company has completed the first phase of an evaluation of the mission critical software used on the Company's internal computer network. Software used on the Company's internal computer network is substantially all licensed from major software vendors that have represented that their products are compliant or will be compliant by January 1, 2000. The Company is currently in the second phase of the process which involves investigating and documenting these facts for each software product supported by the Company. This phase is expected to be completed by January 31, 1999. The Company does not anticipate any significant disruptions of the business resulting from such software.

  The Company is just beginning a review of other third-party vendors. The first phase of this review should be completed by December 31, 1998 and the second phase should be completed by March 31, 1999. The Company, however, believes that it's exposure in regards to third-party vendors is minimal, as the Company is mainly a service provider and is not dependent on a supply of raw materials or inventory. With the exception of basic utilities, payroll processing and benefit administration, any disruption to the Company's other vendors is not likely to significantly disrupt the Company's business. The Company does rely on a third-party vendors for payroll processing and benefits administration. The payroll-processing vendor has indicated that its product is Year 2000-compliant. The Company is requesting documentation from the benefits administrator and should have an evaluation of their degree of readiness by December 31, 1998. The Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. As part of the second phase, the Company will be contacting major telecommunications and utility companies to determine whether any significant interruptions of service are probable. Notwithstanding the Company's efforts in this area, there can be no assurance that the Company can develop a contingency plan that effectively deals with a major failure of public infrastructure.

  The Company has begun an evaluation of the potential risks associated with its customers' Year 2000 issues. The Company will attempt to evaluate whether a potential disruption of revenue could result from a Year 2000 problem in a customer's system. The first phase will involve polling of the Company's customers and consultants. The first phase will be completed by January 31, 1999. The second phase will be planned based on the results of the initial evaluation. The Company feels that Year 2000 issues are not likely to cause a significant disruption of development projects that its consultants are working on and may, in some cases, actually create a demand for more consultant hours in order to respond to Year 2000 disruptions.

  The Company has just begun a review of non-information technology systems, such as telephones, office equipment and facility related systems. This first phase of identifying potential issues will be completed by January 31, 1999. The second phase of evaluating actual Year 2000 problems should be completed by March 31, 1999.

  The Company does not believe that it will need to acquire any significant new software systems in response to Year 2000 issues. The decision to develop and implement a new financial system was made independent of Year 2000 concerns for the purposes of improving the Company's efficiency and financial reporting capabilities. Most of the cost related to Year 2000 will be for additional technical services retained to supplement the existing information systems staff for Year 2000 projects. The Company has incurred minimal expenses thus far on Year 2000 issues and expects to incur up to $250,000 to complete the project.

  Depending on the area involved, the Company is in either the first or second phase of its evaluation of Year 2000 issues. These phases are scheduled to be completed as discussed above. Upon completion of Phase 2 for each area, the contingency planning phase will begin. The Company anticipates that all its evaluations and contingency plans will be completed and documented by June 30, 1999. There can be no assurance that any such plans will fully mitigate any potential failures or problems. Furthermore, there may be certain mission-critical third parties, such as utilities, telecommunication companies, or vendors where alternative arrangements or sources are limited or unavailable.

  The extent and magnitude of the Year 2000 problem as it will affect the Company, both before, and for some period after, January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important are the lack of control over systems that are used by the third parties who are critical to the Company's operation, such as telecommunications and utilities companies, the complexity of testing interconnected networks and applications that depend on third-party networks and the uncertainty surrounding how others will deal with liability issues raised by Year 2000-related failures. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the Plan.

  Although the Company is not currently aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of mission-critical third- party systems, there can be no assurance, due to the overall complexity of the Year 2000 issue, that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including costs or related litigation, if any. The impact if such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk related to changes in interest rates. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. The Company monitors the risks associated with interest rates and financial instrument positions.

  The Company's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

INVESTMENT PORTFOLIO

  The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. The Company invests its cash and cash equivalents and investments in high-quality and highly liquid investments consisting of taxable money market instruments, corporate bonds and some tax-exempt securities. The average yields on the Company's investments in the first half of the fiscal year resulted primarily from investments in tax-exempt securities and averaged approximately 3.5%. As of July 31, 1998, the Company's cash and cash equivalents and investments consisted primarily of taxable money market instruments, corporate and tax-exempt securities with maturities of less than one year with an average yield of approximately 5.6%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Item 14 (a)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held December 21, 1998 to be filed with the Securities and Exchange Commission within 120 days after July 31, 1998 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held December 21, 1998 to be filed with the Securities and Exchange Commission within 120 days after July 31, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held December 21, 1998 to be filed with the Securities and Exchange Commission within 120 days after July 31, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held December 21, 1998 to be filed with the Securities and Exchange Commission within 120 days after July 31, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS
 REPORT:
  Independent Auditors' Report...................................      F-1
  Consolidated Balance Sheets as of July 31, 1998 and 1997.......      F-2
  Consolidated Statements of Income for the Years Ended July 31,
   1998, 1997 and 1996...........................................      F-3
  Consolidated Statements of Shareholders' Equity for the Years
   Ended July 31, 1998, 1997 and 1996............................      F-4
  Consolidated Statements of Cash Flows for the Years Ended July
   31, 1998, 1997 and 1996.......................................      F-5
  Notes to Consolidated Financial Statements for the Years Ended
   July 31, 1998, 1997 and 1996.................................. F-6 thru F-15

    2. FINANCIAL STATEMENT SCHEDULES
  Schedule II. Valuation and Qualifying Accounts for the Years
   Ended July 31, 1998, 1997 and 1996............................      S-1

 3. EXHIBITS

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
    2.1         Agreement of Purchase and Sale of Assets dated July 1, 1996, by and among Data Processing Resources Corporation, ADD
                Consulting, Inc. and Gerald R. Ladd(1)
    2.2         Registration Rights Agreement dated July 1, 1996, by and
                between Data Processing Resources Corporation and ADD
                Consulting, Inc.(1)
    2.3         Stock Purchase Agreement dated December 16, 1996, by and among
                Data Processing Resources Corporation, Leardata Info-Services,
                Inc., General Atlantic Leardata Partners, L.P., Bruce M. Smith,
                Chris P. Smith, Steve P. Donaldson, Robert M. Howe and
                Barbara A. Kuhler(5)
    2.4         Form of Registration Rights Agreement to be entered into among
                Data Processing Resources Corporation, Leardata Info-Services,
                Inc., General Atlantic Leardata Partners, L.P., Bruce M. Smith,
                Chris P. Smith, Steve P. Donaldson, Robert M. Howe and Barbara
                A. Kuhler(5)
    2.5         Agreement and Plan of Merger dated April 29, 1997, by and among
                Data Processing Resources Corporation, DPRC Acquisition Corp.,
                Computec International Strategic Resources, Inc., Christopher
                W. Lancashire, Alicia R. Lancashire and Merrill Lynch Trust
                Company of California, as Trustee of The Lancashire Charitable
                Remainder Unitrust.(6)
    2.6         Registration Rights Agreement dated April 29, 1997, by and among Data Processing Resources Corporation, Christopher W.
                Lancashire and Alicia R. Lancashire.(6)
    2.7         Agreement of Purchase and Sale of Assets dated January 27,
                1998, by and among Data Processing Resources Corporation,
                S/3/G, Inc. and Michael G. McCarthy(8)
    2.8         Registration Rights Agreement dated January 27, 1998, by and between Data Processing Resources Corporation and S/3/G,
                Inc.(8)
    2.9         Agreement and Plan of Merger dated as of June 16, 1998, by and among Data Processing Resources Corporation, DPRC Acquisition
                Corp., Systems & Programming Consultants, Inc., Richard K.
                Carlisle, Thomas G. Carlisle, Jeffery Carter and Robert
                Gallagher (The "Merger Agreement")(11)
    2.10        Letter Agreement amending certain terms of the Merger
                Agreement, dated October 13, 1998+
    2.11        Letter Agreement amending certain terms of the Merger
                Agreement, dated October 20, 1998(12)
    3.1         Restated Articles of Incorporation of the Company(2)
    3.2         Restated Bylaws of the Company(2)
    4.1         Investors' Rights Agreement dated as of March 2, 1995, by and among the Company and the Holders who are signatories thereto, as amended by Amendment No. 1(2)
    4.2         Specimen Common Stock certificate(2)
    4.3         Indenture dated as of March 24, 1998 between Data Processing
                Resources Corporation and State Street Bank and Trust Company
                of California, N.A. and Form of Note(9)
    4.4         Registration Rights Agreement dated as of March 24, 1998
                between Data Processing Resources Corporation and NationsBanc
                Montgomery Securities, LLC, Donaldson, Lufkin, Jenrette
                Securities Corporation, Robert W. Baird & Co., Incorporated and
                Lehman Brothers (the "Initial Purchasers")(9)
    4.5         Purchase Agreement dated as of March 18, 1998 between Data
                Processing Resources Corporation and the Initial Purchasers(9)
   10.1         Employment Agreement dated as of August 1, 1995 between the
                Company and David M. Connell(2)*
   10.2         Employment Agreement dated as of August 1, 1995 between the
                Company and Mary Ellen Weaver(2)*
   10.3         Employment Agreement dated as of January 5, 1996 between the
                Company and Michael A. Piraino(2)*
   10.4         1994 Stock Option Plan, as amended(3)*
   10.5         Form of Stock Option Agreement(2)*
   10.6         Management Services Agreement dated as of December, 1993
                between the Company and Information Technology Resources,
                Inc.(2)

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
   10.7         Covenant Not to Compete dated as of February 28, 1994 by and among the Company and Thomas A. Ballantyne, III, Candice M.
                Ballantyne, and Ballantyne Computer Service, Inc.(2)
   10.8         Form of Indemnification Agreement between the Company and each of its directors and certain officers(2)*
   10.9         Employment Agreement dated as of March 1, 1996 between the
                Company and Richard E. Earley(2)*
   10.10        Employee Stock Purchase Plan(7)*
   10.11        Credit Agreement dated as of September 25, 1997 between Data
                Processing Resources Corporation and Wells Fargo Bank, National
                Association (The "Credit Agreement")(7)
   10.12        Employment Agreement dated April 29, 1997, by and between DPRC
                Acquisition Corp. and Christopher W. Lancashire(6)*
   10.13        Amendments to Employment Agreement dated as of August 1, 1995 between the Company and Mary Ellen Weaver(7)*
   10.14        Amendment No. 1 to the Credit Agreement, dated March 10,
                1998(10)
   10.15        Amendment No. 2 to the Credit Agreement, dated June 10,
                1998(10)
   10.16        Amendment No. 3 to the Credit Agreement, dated October 5, 1998+
   21.1         List of All Subsidiaries of the Company+
   23.1         Consent of Deloitte & Touche LLP+
   27.1         Financial Data Schedule for the Company for the Year Ended July
                31, 1998+

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

(7) Incorporated by reference to the 21 Company's Annual Report on Form 10-K for the fiscal year ended July, 31, 1997.

(8) Incorporated by reference to the Company's Current Report on Form 8-K dated January 27, 1998, as filed with the Securities and Exchange Commission on February 11, 1998.

(9) Incorporated by reference to the Company's Current Report on Form 8-K dated March 24, 1998, as filed with the Securities and Exchange Commission on March 24, 1998.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998.

(11) Incorporated by reference to the Company's Current Report on Form 8-K dated June 16, 1998, as filed with the Securities and Exchange Commission on June 17, 1998.

(12) Incorporated by reference to the Company's Current Report on Form 8-K dated October 20, 1998, as filed with the Securities and Exchange Commission on October 22, 1998.

 +    Filed herewith.

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K.

  The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1998:

    Current Report on Form 8-K dated May 20, 1998, describing under Item 5 the acquisition by merger of EXi Corp., a Minnesota corporation ("EXi"), pursuant to an Agreement and Plan of Merger dated as of May 20, 1998, by and among the Company, DPRC Acquisition Corp., a Minnesota corporation and wholly owned subsidiary of the Company, EXi and the shareholders of EXi, and attaching a copy of the corresponding press release dated May 21, 1998.

    Current Report on Form 8-K dated June 9, 1998, attaching as Exhibit 27 the Restated Financial Data Schedules required as a result of the Company's restatement of its earnings per share in accordance with SFAS No. 128 "Earnings Per Share" which requires such amounts to be retroactively stated.

    Current Report on Form 8-K dated June 16, 1998, describing under Item 5 the execution of an Agreement and Plan of Merger, dated June 16, 1998, by and among the Company, DPRC Acquisition Corp., a North Carolina corporation and wholly owned subsidiary of the Company, Systems & Programming Consultants, Inc., a North Carolina corporation ("SPC"), and certain shareholders of SPC (the "Merger Agreement"), and attaching a copy of the Merger Agreement.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DATA PROCESSING RESOURCES CORPORATION


                                     By: /s/ Mary Ellen Weaver
                                         ______________________________________
                                            Mary Ellen Weaver
                                            Chairman of the Board
                                            and Chief Executive Officer
Date: October 15, 1998

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David M. Connell and Michael A. Piraino and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for each person and in his or her name, place and stead, in any and all capacities (unless revoked in writing), to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
     /s/ Mary Ellen Weaver           Chairman of the Board, Chief    October 15, 1998
____________________________________ Executive Officer and
         Mary Ellen Weaver           Director (Principal
                                     Executive Officer)

      /s/ David M. Connell           President, Chief Operating      October 15, 1998
____________________________________ Officer and Director
          David M. Connell

     /s/ Michael A. Piraino          Executive Vice President        October 15, 1998
____________________________________ (Principal Financial
         Michael A. Piraino          Officer)

       /s/ James A. Adams            Vice President, Chief           October 15, 1998
____________________________________ Financial Officer (Principal
           James A. Adams            Accounting Officer)

 /s/ Christopher W. Lancashire       President, Chief Executive      October 15, 1998
____________________________________ Officer of Computec
     Christopher W. Lancashire       International Strategic
                                     Resources, Inc. and Director

    /s/ J. Christopher Lewis         Director                        October 15, 1998
____________________________________
        J. Christopher Lewis

      /s/ Patrick C. Haden           Director                        October 15, 1998
____________________________________
          Patrick C. Haden

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Data Processing Resources
Corporation:

  We have audited the accompanying consolidated balance sheets of Data Processing Resources Corporation and subsidiaries (the "Company") as of July 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the consolidated financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Data Processing Resources Corporation and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Costa Mesa, California

September 25, 1998
(October 20, 1998 as to Note 4 paragraph 11)

                     DATA PROCESSING RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  JULY 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                    ASSETS
Current Assets:
 Cash and Cash Equivalents................................... $ 40,581 $ 17,812
 Investments.................................................   59,969       --
 Accounts Receivable, net of allowance for doubtful accounts
  of $1,246 (1998) and $262 (1997)...........................   39,310   21,839
 Prepaid Expenses and Other Current Assets...................    4,601    1,076
 Deferred Tax Asset..........................................      711       --
                                                              -------- --------
    Total Current Assets.....................................  145,172   40,727
Property, net................................................    4,092    1,429
Other Assets.................................................      757      158
Intangible Assets, net of accumulated amortization of $4,915
 (1998) and $1,298 (1997)....................................  114,822   67,973
                                                              -------- --------
                                                              $264,843 $110,287
                                                              ======== ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable and Accrued Liabilities.................... $ 29,793 $  9,003
 Income Taxes Payable........................................    1,305    1,489
 Deferred Income Taxes.......................................       --       55
                                                              -------- --------
    Total Current Liabilities................................   31,098   10,547
Long-Term Deferred Income Taxes..............................      784       81
Long-Term Debt...............................................  111,288       --
Commitments and Contingencies
Shareholders' Equity:
 Preferred Stock; 2,000,000 shares authorized; no shares
  issued and outstanding.....................................       --       --
 Common Stock, no par value; 20,000,000 shares authorized;
  11,570,621 (1998) and 11,013,686 (1997) shares issued and
  outstanding................................................  103,420   92,668
 Retained Earnings...........................................   18,253    6,991
                                                              -------- --------
    Total Shareholders' Equity...............................  121,673   99,659
                                                              -------- --------
                                                              $264,843 $110,287
                                                              ======== ========

          See accompanying notes to consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEARS ENDED JULY 31,
                                                    --------------------------
                                                      1998      1997    1996
                                                    --------  -------- -------
Revenues........................................... $210,568  $115,022 $58,145
Cost of Professional Services......................  150,541    85,979  45,918
                                                    --------  -------- -------
  Gross Margin.....................................   60,027    29,043  12,227
Selling, General and Administrative Expenses.......   39,434    18,654   6,719
                                                    --------  -------- -------
Operating Income...................................   20,593    10,389   5,508
Interest (Expense) Income, net.....................     (382)      869    (162)
                                                    --------  -------- -------
Income Before Provision for Income Taxes...........   20,211    11,258   5,346
Provision for Income Taxes.........................    8,949     4,542   2,096
                                                    --------  -------- -------
Net Income......................................... $ 11,262  $  6,716 $ 3,250
                                                    ========  ======== =======
Net Income Per Share -- Basic...................... $   1.00  $   0.74 $  0.61
                                                    ========  ======== =======
Net Income Per Share -- Diluted.................... $   0.96  $   0.71 $  0.54
                                                    ========  ======== =======
Weighted Average Common Shares Outstanding --
  Basic............................................   11,242     9,090   5,314
                                                    ========  ======== =======
Weighted Average Common Shares Outstanding --
  Diluted..........................................   11,696     9,460   6,039
                                                    ========  ======== =======



          See accompanying notes to consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                            COMMON STOCK     RETAINED
                                         ------------------- EARNINGS
                                           SHARES    AMOUNT  (DEFICIT)  TOTAL
                                         ---------- -------- --------- --------
BALANCE, August 1, 1995................   4,000,000 $      2  $(2,880) $ (2,878)
Net Income.............................                         3,250     3,250
Exercise of Stock Options and Related
 Tax Benefit...........................      22,200       85       --        85
Accretion to Redemption Value on
 Preferred Shares......................          --       --      (95)      (95)
Conversion of Preferred Shares into
 Common Shares Concurrent with Initial
 Public Offering.......................     592,000    1,580       --     1,580
Issuance of Common Shares in Initial
 Public Offering, net..................   2,726,000   34,329       --    34,329
Issuance of Common Shares in Connection
 with Acquisition......................     152,121    3,765       --     3,765
                                         ---------- --------  -------  --------
BALANCE, July 31, 1996.................   7,492,321   39,761      275    40,036
Net Income.............................                         6,716     6,716
Exercise of Stock Options and Related
 Tax Benefit...........................      65,090      741       --       741
Issuance of Common Shares in Second
 Public Offering, net..................   2,395,000   38,882       --    38,882
Issuance of Common Shares in Connection
 with Acquisitions.....................   1,043,040   12,972       --    12,972
Issuance of Common Shares from Employee
 Stock Purchase Plan...................      18,235      312       --       312
                                         ---------- --------  -------  --------
BALANCE, July 31, 1997.................  11,013,686   92,668    6,991    99,659
Net Income.............................                        11,262    11,262
Exercise of Stock Options and Related
 Tax Benefit...........................     171,523    2,794       --     2,794
Issuance of Common Shares in Connection
 with Acquisitions.....................     339,907    7,027       --     7,027
Issuance of Common Shares from Employee
 Stock Purchase Plan...................      45,505      931       --       931
                                         ---------- --------  -------  --------
BALANCE, July 31, 1998.................  11,570,621 $103,420  $18,253  $121,673
                                         ========== ========  =======  ========

          See accompanying notes to consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                     YEARS ENDED JULY 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income........................................ $ 11,262  $  6,716  $ 3,250
Adjustments to Reconcile Net Income to Net Cash
 Provided by
 Operating Activities:
  Depreciation....................................      753       377      166
  Amortization of intangible assets...............    3,617     1,270       42
  Amortization of debt discount and issue costs...      238        --       --
  Deferred income taxes...........................     (238)     (219)      47
 Changes in Operating Assets and Liabilities, net
  of the Effect of Acquisitions:
  Accounts receivable.............................  (13,826)   (5,721)    (759)
  Prepaid expenses and other current assets.......   (4,062)   (2,332)      77
  Accounts payable and accrued liabilities........    7,576     1,653       16
  Income taxes payable............................    1,269     1,113   (1,052)
                                                   --------  --------  -------
  Net Cash Provided by Operating Activities.......    6,589     2,857    1,787
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Acquisitions, Net of Cash Acquired..  (31,018)  (44,269)  (8,785)
Cash Paid for Earnout Obligations.................   (3,453)   (1,312)      --
Purchase of Investments Available-For-Sale........  (59,969)       --       --
Purchase of Property..............................   (2,665)     (694)    (612)
                                                   --------  --------  -------
  Net Cash Used in Investing Activities...........  (97,105)  (46,275)  (9,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Public Offerings of Common Stock,
 net..............................................       --    38,882   34,329
Proceeds from Employee Stock Purchase Plan........      931       312       --
Proceeds from the Exercise of Stock Options.......    1,304       181       29
Proceeds from Line of Credit......................   19,500
Repayment of Line of Credit.......................  (19,500)       --     (836)
Repayment of Notes Payable........................       --        --   (4,305)
Proceeds from Issuance of Notes Payable from Debt
 Offering, net....................................  111,050        --       --
                                                   --------  --------  -------
  Net Cash Provided by Financing Activities.......  113,285    39,375   29,217
                                                   --------  --------  -------
NET INCREASE (DECREASE) IN CASH...................   22,769    (4,043)  21,607
Cash and Cash Equivalents, Beginning of Year......   17,812    21,855      248
                                                   --------  --------  -------
Cash and Cash Equivalents, End of Year............ $ 40,581  $ 17,812  $21,855
                                                   ========  ========  =======
SUPPLEMENTAL INFORMATION -- CASH PAID FOR:
Interest.......................................... $    426  $     83  $   424
                                                   ========  ========  =======
Income Taxes...................................... $  8,099  $  3,648  $ 3,102
                                                   ========  ========  =======
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Conversion of Preferred Stock to Common Stock.....       --        --  $ 1,580
Tax Benefit of Stock Options Exercised............ $  1,490  $    560  $    56
Detail of Businesses Acquired in Purchase
 Transactions:
 Fair Value of Assets Acquired.................... $ 39,614  $ 69,345  $13,880
 Common Stock Issued in Acquisitions..............   (5,547)  (12,972)  (3,765)
 Cash Paid for Acquisitions, Including Cash
  Acquired of $221 (1998), $3,934 (1997) and $0
  (1996)..........................................  (31,018)  (49,515)  (8,785)
                                                   --------  --------  -------
 Liabilities Assumed.............................. $  3,049  $  6,858  $ 1,330
                                                   ========  ========  =======
Common Stock Issued to Satisfy Earnout
 Obligations...................................... $  1,480        --       --

          See accompanying notes to consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

1. GENERAL

  Business -- Data Processing Resources Corporation (the "Company"), a California corporation, is a leading specialty staffing company providing information technology services to a diverse group of corporate clients.

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

  Investments -- Investments consist of high-quality money market instruments with original maturities greater than three months, but less than one year, and are stated at fair value. At July 31, 1998, the Company's investments are all classified as available-for-sale. Unrealized gains and losses on securities classified as available-for-sale were not significant.

  Property -- The cost of furniture, fixtures and equipment is depreciated using straight-line and accelerated methods based on the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements are amortized over the lesser of five years or the life of the lease. The Company capitalizes the development costs related to the customization and testing of purchased software for use within the Company in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs along with the costs of the purchased software itself will be amortized over five to seven years.

  Intangible Assets -- Intangible assets include covenants not-to-compete and goodwill, which represent the excess of cost over fair value of net assets acquired. Covenants not-to-compete and goodwill are amortized using the straight-line method over 3 and 25 years, respectively. The recoverability of intangible assets is determined by comparing the carrying value of intangible assets to the estimated future operating income of the Company on an undiscounted cash-flow basis. Should the carrying value of intangible assets exceed the estimated operating income for the expected period of benefit, an impairment for the excess would be recorded at that time. As of July 31, 1998, no impairment has been recognized.

  Revenue Recognition -- The Company recognizes revenue as services are performed.

  Fair Value of Financial Instruments -- Management believes the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short maturity of these financial instruments. The fair value of the long-term debt is based on current quoted market prices and is estimated to be $129,375,000 as of July 31, 1998. As of September 25, 1998, the fair value of the long-term debt is estimated to be $119,462,000.

  Income Taxes -- The Company provides for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

  Additional Stock Plan Information -- The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Net Income Per Share -- In the second quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under this standard, primary net income per share is replaced by basic net income per share, and fully diluted net income per share is replaced by diluted net income per share. All historical earnings per share information has been restated as required by SFAS No. 128.

  Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the conversion of all shares of the Company's convertible preferred stock into Common Stock and the exercise of all in-the-money stock options. Common equivalent shares have not been included where inclusion would be antidilutive. The effect of the 5 1/4% convertible subordinated notes issued in March 1998 was not dilutive during fiscal 1998.

  The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations (in thousands):

                                                          YEARS ENDED JULY 31,
                                                          ---------------------
                                                           1998    1997   1996
                                                          ------- ------ ------
   Basic net income per share:
     Weighted average number of common shares
      outstanding........................................  11,242  9,090  5,314
   Effect of dilutive securities:
     Stock options.......................................     454    370    725
                                                          ------- ------ ------
   Diluted net income per share:
     Weighted average number of common shares
      outstanding........................................  11,696  9,460  6,039
                                                          ======= ====== ======

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

  Recent Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for the Company beginning in fiscal 1999. As both SFAS Nos. 130 and 131 deal with financial disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position or results of operations.

  In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 establishes disclosure standards for pensions and other postretirement benefits. SFAS No. 132 is effective for the Company beginning in fiscal 1999. The Company does not anticipate that the adoption of this new standard will have a material impact on its financial position or results of operations.

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the Company beginning in the first quarter of fiscal 2000. The Company does not anticipate that the adoption of this new standard will have a material impact on its financial position or results of operations.

3. PROPERTY

  Property consists of the following at July 31, 1998 and 1997:

                                                                    JULY 31
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
   Equipment....................................................  3,969   1,732
   Furniture and Fixtures.......................................  1,757   1,090
   Leasehold Improvements.......................................    353      53
   Purchased Software...........................................    678     --
                                                                 ------  ------
                                                                  6,757   2,875
                                                                 (2,665) (1,446)
                                                                 ------  ------
                                                                  4,092   1,429
                                                                 ======  ======

4. ACQUISITIONS

  Between August 1996 and July 1998, the Company completed six acquisitions. Each acquisition was accounted for as a purchase. The excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 25 years. The consolidated financial statements of the Company include the results of operations for each acquired business from the acquisition date. A summary of the more significant acquisitions is as follows:

  In January 1998, the Company acquired substantially all of the assets and assumed certain liabilities of S/3/G, Inc., a Texas Corporation ("S/3/G"). Under the terms of the asset purchase agreement, the purchase price was $32.2 million, consisting of $28.2 million in cash and 204,552 shares of restricted DPRC common stock, valued at approximately $4.0 million. In addition, S/3/G has the right to receive certain additional consideration contingent upon S/3/G's adjusted earnings before interest and taxes through December 31, 1998. The earnout is payable semi-annually, 85% in cash and 15% in shares of restricted common stock. The first installment of the earnout payment consisting of $5.8 million in cash and 32,880 shares of restricted common stock, valued at approximately $817,000, was paid in September 1998 and was accrued as of July 31, 1998 upon resolution of the earnout contingency. The second and final installment of the earnout is due in March 1999 and will be recorded as an addition to goodwill.

  In July 1997, the Company acquired all of the outstanding capital stock of SelecTech, Inc. ("SelecTech"). Under the terms of the agreement, the purchase price was approximately $9.0 million, consisting of $8.1 million in cash and 54,934 shares of restricted common stock valued at approximately $928,000.

  In April 1997, the Company completed the acquisition by merger of Computec International Strategic Resources, Inc. ("Computec"). Under the terms of the agreement, the purchase price was approximately $28.2 million, consisting of $19.0 million in cash and 677,880 shares of restricted common stock, valued at

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

4. ACQUISITIONS (CONTINUED)

approximately $9.2 million. The definitive agreement also provides for an earnout contingent upon Computec's earnings before interest and taxes through December 31, 1998. The earnout is payable 60% in cash and 40% in shares of restricted common stock. The aggregate amount of the initial consideration and the earnout may not exceed $70.0 million. The first installment of the earnout payment, consisting of $390,000 in cash and 14,970 shares of restricted common stock, valued at approximately $241,000, was paid in October 1997. The second installment of the earnout payment, consisting of $2.3 million in cash and 51,854 shares of restricted common stock, valued at approximately
$1.2 million, was paid in June 1998. The third installment of the earnout payment, consisting of $3.4 million in cash and 73,078 shares of restricted common stock valued at approximately $1.8 million, was paid in September 1998 and was accrued as of July 31, 1998 upon resolution of the earnout contingency. The fourth and final installment of the earnout is due in March 1999 and will be recorded as an addition to goodwill.

  In January 1997, the Company acquired all of the outstanding capital stock of LEARDATA Info-Services, Inc. ("Leardata"). Under the terms of the agreement, the purchase price was approximately $21.4 million, consisting of $17.3 million in cash and 310,226 shares of restricted common stock, valued at approximately $4.1 million.

  In November 1996, the Company acquired all of the outstanding common stock of Professional Software Consultants, Inc. ("PSC"). Under the terms of the agreement, the purchase price was approximately $6.2 million in an all-cash transaction.

  The allocation of the purchase prices for all acquisitions and other purchase accounting adjustments is as follows (in thousands):

                                                                 YEARS ENDED
                                                                  JULY 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Total Purchase Price, net.................................. $36,486  $63,593
   Net Assets Acquired........................................  (2,073)  (8,677)
   Covenant Not-to-Compete....................................    (350)    (100)
   Acquisition Costs..........................................     300    1,987
                                                               -------  -------
   Excess of Purchase Price Over Net Assets Acquired.......... $34,363  $56,803
                                                               =======  =======

  During 1998 and 1997, the Company recorded additional goodwill as a result of earnout obligations of $15,753 and $1,106, respectively.

  Unaudited pro forma combined results of operations for the periods ended July 31, 1998 and 1997 would have been as follows had each of the acquisitions occurred as of the beginning of the respective periods (in thousands, except per share data):

                                                               1998     1997
                                                             -------- --------
   Pro Forma Revenues....................................... $224,189 $160,242
   Pro Forma Net Income..................................... $ 11,854 $  7,758
   Pro Forma Net Income Per Share -- Basic.................. $   1.04 $   0.77
   Pro Forma Net Income Per Share -- Diluted................ $   1.00 $   0.74
   Weighted Average Common and Common Equivalent Shares
    Outstanding:
     Basic..................................................   11,403   10,054
     Diluted................................................   11,857   10,424

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

4. ACQUISITIONS (CONTINUED)

  Pro forma adjustments have been applied to reflect the purchase, which includes the elimination of expenses that are not expected to have a continuing impact on the Company such as certain redundant personnel costs, excess owner's compensation and cost of line of business not acquired, and the addition of amortization related to the intangible assets acquired.

  On June 16, 1998, the Company entered into a definitive merger agreement with Systems & Programming Consultants, Inc. ("SPC") which was subsequently amended on October 13 and October 20, 1998 (the "Amended Merger Agreement"). The Amended Merger Agreement contemplates accounting for the transaction as a pooling of interests with the purchase price payable entirely in Common Stock. The number of shares to be issued will be approximately 2,800,000 to 3,300,000 shares of Common Stock with such number to be determined based upon an implied purchase price of $71.5 million on the date the October 20, 1998 amendment to the merger agreement was signed, less deductions for certain payments and liabilities to be assumed by the Company, and a fixed price of $21.0 per share of the Company's Common Stock. Of such number of shares, approximately two-thirds are expected to be issued upon consummation of the merger in exchange for the outstanding shares of SPC common stock and for the cancellation of certain SPC performance-based options and the remaining number of shares, approximately one-third, will be issued from time to time thereafter upon exercise of the SPC stock options under the SPC stock option plan being assumed by DPRC. The acquisition is subject to numerous conditions, including but not limited to, obtaining the approval of the shareholders of the Company and SPC. There can be no assurance that such acquisition will be completed or that if such acquisition is completed it will be for the expected consideration or on the terms contemplated.

  Unaudited pro forma combined results of operations for the periods ended July 31, 1998 and 1997 would have been as follows had the merger with SPC occurred as of the beginning of the respective periods (in thousands, except per share data):

                                                               1998     1997
                                                             -------- --------
   Pro Forma Revenues....................................... $262,947 $147,833
   Pro Forma Net Income Available to Common Shareholders.... $ 11,319 $  6,835
   Pro Forma Net Income Per Share -- Basic.................. $    .86 $    .64
   Pro Forma Net Income Per Share -- Diluted................ $    .78 $    .58
   Weighted Average Common and Common Equivalent Shares
    Outstanding:
     Basic..................................................   13,093   10,762
     Diluted................................................   14,473   11,735

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                    JULY 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------- ------
   Accounts Payable............................................. $ 3,078 $1,355
   Accrued Salaries, Bonuses and Related Benefits...............  11,663  5,655
   Commissions Payable..........................................   1,155    877
   Accrued Earnout Obligations..................................  11,823  1,106
   Accrued Interest Payable.....................................   2,074     10
                                                                 ------- ------
                                                                 $29,793 $9,003
                                                                 ======= ======

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

6. DEBT

  On March 24, 1998, the Company completed the sale of $115.0 million of its 5 1/4% convertible subordinated notes due 2005 (the "Notes") in a private offering under Rule 144A to qualified institutional buyers. The Notes are convertible at any time at the option of the holders into shares of common stock of DPRC at a conversion price of $35.50 per share of common stock of the Company. The Notes mature on April 1, 2005 and are non-callable for the first three years. The Company used a portion of the net proceeds of the offering for repayment of $19.5 million of debt outstanding under its credit facility. Interest is payable on April 1 and October 1 of each year, commencing on October 1, 1998. The Notes were recorded net of a discount and issue costs of $3,950,000, which will be amortized over seven years based on the effective interest method. As of July 31, 1998, accumulated amortization was $238,000. As of July 31, 1998, there have been no conversions of notes to common stock.

  On June 10, 1998, the Company amended its five-year, $60.0 million Revolving/Term Loan Agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $60.0 million principal amount, and bears interest ranging from the prime rate to the prime rate plus
 .5% or from LIBOR plus 0.50% to LIBOR plus 1.75% depending on defined financial conditions. At the end of three years, the outstanding principal balance on the facility converts to a two-year fully amortized term loan. The Credit Facility is guaranteed by the Company's subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries, including accounts receivable and equipment and a pledge of all of the stock of the Company's subsidiaries. The Credit Facility contains various covenants, including the maintenance of defined financial ratios such as net worth. As of July 31, 1998, the Company had no borrowings outstanding under the credit facility and was in compliance with bank covenants. The Company's Credit Facility prohibits the payment of dividends without the prior written consent of the lender.

7. SHAREHOLDERS' EQUITY

  Second Public Offering -- In January 1997, the Company completed a second public offering of 2,395,000 shares of its common stock at an offering price of $17.50 per share for net proceeds of $38.9 million.

  Initial Public Offering -- In March 1996, the Company completed an initial public offering of 2,726,000 shares of its common stock at an offering price of $14.00 per share for net proceeds of $34.3 million.

  Stock Split -- On January 8, 1996, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 8,000,000 to 20,000,000, to authorize 2,001,480 shares of preferred stock (of which 1,480 were designated Series A Convertible Preferred Stock) and to effect a 400-for-one stock split of its common stock. All shares and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split.

  Preferred Stock -- In March 1995, the Company issued 1,480 shares of Series A preferred stock for $1,601,000, less costs of $208,000 associated with the issuance. The Series A preferred stock had a liquidation preference of $1,082 per share, plus 8.0% interest per annum and was redeemable at an amount equal to the sum of $2,850 per share. Immediately prior to the consummation of the initial public offering, the outstanding shares of Series A Convertible Preferred Stock automatically converted into an aggregate of 592,000 shares of common stock. The shares of Series A Convertible Preferred Stock were canceled upon said conversion and ceased to be authorized.

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996


8. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

  Stock Option Plan -- In 1994, the Company adopted the 1994 Stock Plan (the "Stock Plan") under which incentive and non-statutory stock options to acquire shares of the Company's common stock may be granted to officers, employees and consultants of the Company. The Stock Plan is administered by the Board of Directors and permits the issuance of options as of July 31, 1998 of up to 3,000,000 shares, subject to shareholder approval, of the Company's common stock. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Stock Plan vest over various terms up to four years and are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in each individual employee option agreement. A summary of employee stock options is as follows (number of shares in thousands):

                                                   WEIGHTED    WEIGHTED AVERAGE
                                      NUMBER OF    AVERAGE      FAIR VALUE OF
                                       SHARES   EXERCISE PRICE OPTIONS GRANTED
                                      --------- -------------- ----------------
   Outstanding August 31, 1995.......     284       $ 1.32
    Granted..........................     395       $14.16          $ 6.75
    Exercised........................     (22)      $ 1.31
    Canceled.........................     (40)      $25.55
                                        -----
   Outstanding July 31, 1996.........     617       $ 8.20
                                        -----
    Granted..........................     785       $18.79          $ 8.87
    Exercised........................     (65)      $ 2.78
    Canceled.........................    (152)      $17.99
                                        -----
   Outstanding July 31, 1997.........   1,185       $14.17
                                        -----
    Granted..........................     407       $25.49          $26.09
    Exercised........................    (172)      $ 7.24
    Canceled.........................     (80)      $20.43
                                        -----
   Outstanding July 31, 1998.........   1,340       $18.12
                                        =====

  The following table summarizes information concerning currently outstanding and exercisable options:

                                  WEIGHTED
                                   AVERAGE   WEIGHTED             WEIGHTED
        RANGE OF      NUMBER OF   REMAINING  AVERAGE   NUMBER OF  AVERAGE
        EXERCISE       OPTIONS   CONTRACTUAL EXERCISE   OPTIONS   EXERCISE
        PRICES:      OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
     --------------  ----------- ----------- -------- ----------- --------
     $ 1.31--$16.88     496,930     7.42      $10.33    338,454    $ 9.29
     $18.50--$22.38     474,649     8.66      $20.05    137,311    $19.81
     $23.50--$29.50     368,000     9.43      $26.13     16,620    $25.58
     --------------   ---------                         -------
     $ 1.31--$29.50   1,339,579     8.41      $18.12    492,385    $12.77
                      =========                         =======

  SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share, had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions: expected life, 6.7 years; stock volatility, 44.3%; risk-free interest rates, 5.7%; and no dividends during the expected term. The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996


8. STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS (CONTINUED)

fair values of the 1996, 1997 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $3.1 million, or $0.59 per basic share and $0.52 per diluted share, in 1996; $5.9 million, or $0.65 per basic share and $0.62 per diluted share, in 1997; and $9.6 million, or $0.86 per basic share and $0.82 per diluted share, in 1998. However, the impact of the outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculations will apply to all applicable stock options.

  Retirement Savings Plan -- The Company has several retirement savings plans (the "Plans") which qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 20% of their annual compensation, as defined by the Plans. During the year ended July 31, 1998, the Company contributed $152,000 to the Plans, which is recorded in selling, general and administrative expenses. No Company contributions were made during fiscal 1996 or 1997.

  Employee Stock Purchase Plan -- In October 1996, the Company adopted an Employee Stock Purchase Plan (the "ESP Plan"). The ESP Plan allows employees of the Company to purchase common stock without having to pay any commissions on the purchases. The maximum amount that any employee can contribute to the ESP Plan per quarter is $6,250. The total number of shares which are reserved by the Company for purchase under the ESP Plan is 250,000, of which 186,260 shares remain unpurchased as of July 31, 1998.

9. INCOME TAXES

  The provision for income taxes includes the following (in thousands):

                                                         YEARS ENDED JULY 31,
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
   Current:
    Federal............................................. $7,412  $3,693  $1,563
    State...............................................  1,729   1,068     475
                                                         ------  ------  ------
                                                          9,141   4,761   2,038
   Deferred:
    Federal.............................................   (131)   (196)     32
    State...............................................    (61)    (23)     26
                                                         ------  ------  ------
                                                           (192)   (219)     58
                                                         ------  ------  ------
   Provision for Income Taxes........................... $8,949  $4,542  $2,096
                                                         ======  ======  ======

  A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate is as follows:

                                                                YEARS ENDED
                                                                  JULY 31,
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
   Income Taxes at Statutory Federal Rate....................  35.0% 35.0% 35.0%
   State Taxes, net of Federal Benefit.......................   5.4   6.0   6.2
   Tax-Exempt Interest Income................................  (0.6) (2.7) (2.3)
   Amortization of Non-Deductible Goodwill...................   3.6   2.5    --
   Other.....................................................   0.9   0.5   1.3
   Benefit of Graduated Rates................................    --  (1.0) (1.0)
                                                               ----  ----  ----
   Total.....................................................  44.3% 40.3% 39.2%
                                                               ====  ====  ====

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996


9. INCOME TAXES (CONTINUED)

  The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income effects of these temporary differences representing significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                   JULY 31,
                                                                  ------------
                                                                  1998   1997
                                                                  -----  -----
   Amortization of Goodwill...................................... $(549) $(149)
   Bad Debt Reserve..............................................   444     82
   Change of Accounting from Cash to Accrual Method for Acquired
    Subsidiaries.................................................  (415)  (679)
   State Income Taxes............................................   252    371
   Vacation Accrual..............................................   244    172
   Other.........................................................   (49)    14
   Net Operating Losses..........................................    --     53
                                                                  -----  -----
   Total Deferred Tax Liability.................................. $ (73) $(136)
                                                                  =====  =====

  During fiscal 1998, the Company established a net deferred tax liability of $129,000 in connection with basis differences resulting from several of its acquisitions (Note 4).

10. COMMITMENTS AND CONTINGENCIES

  The Company leases its office facilities, certain equipment and vehicles under lease agreements classified as operating leases. Future minimum lease payments under such noncancelable operating leases are summarized as follows at July 31, 1998 (in thousands):

   1999................................................................. $1,281
   2000.................................................................  1,072
   2001.................................................................    915
   2002.................................................................    872
   2003.................................................................    677
   Thereafter...........................................................     91
                                                                         ------
   Total Future Minimum Lease Payments.................................. $4,908
                                                                         ======

  Rent expense amounted to $1,466,000, $625,000, and $227,000 for the years ended July 31, 1998, 1997, and 1996, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of income.

11. RELATED-PARTY TRANSACTIONS

  In fiscal 1994, one of the Company's larger clients desired to outsource its entire Information Systems department through an employee leasing arrangement. Because the Company does not provide such employee leasing services and was unable to provide a comparable employment benefit package to consultants working for this company, Information Technology Resources, Inc. ("ITR"), was formed by the founder of the Company and certain other persons, including certain former employees of ITR's client, with the founder of the Company owning approximately 79.0% of the outstanding capital stock as of July 31, 1998. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement effective August 1, 1997. Management

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996


11. RELATED-PARTY TRANSACTIONS (CONTINUED)

fees earned by the Company were $360,000, $1,035,000 and $1,084,000 for the years ended 1998, 1997 and 1996, respectively. ITR also contracts with the Company for technical consultants to meet its staffing needs. For the year ended July 31, 1998, 1997 and 1996, the Company recorded revenues of $3,012,000, $3,460,000 and $4,974,000 from billing of ITR technical consultants.

  In fiscal 1998, a member of DPRC's Board of Directors, who is also the President of one of the Company's operating subsidiaries, acquired a 33% ownership interest in Message & Ques Tech., Inc. ("MQTECH"), a software development company. The Company is providing technical consultants to MQTECH through its Computec subsidiary. Revenue from MQTECH totaled approximately $1.3 million for fiscal 1998 and accounts receivable as of July 31, 1998 totaled approximately $629,000. This Director has provided a personal guarantee for payment of all present and future accounts receivable owed to the Company by MQTECH.

12. CONCENTRATION OF CREDIT RISK

  The Company's revenues are generated from credit sales to customers located throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit lines and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. The Company's ten largest customers represented 25.6% of total revenues in fiscal 1998, and as a result, the Company has a large proportion of its receivables outstanding with these customers. Accounts receivable from the Company's ten largest customers was $8,949,000 as of July 31, 1998.

  In each of fiscal 1998, 1997 and 1996, the Company had sales to a major customer, not necessarily the same customer in each period, of approximately $8,300,000, $5,800,000 $5,794,000, respectively. Given the significant amount of revenues derived from these customers, the loss of any such customer or the uncollectability of related receivables could have a material adverse effect on the Company's financial condition and results of operations.

                                                                     SCHEDULE II

                     DATA PROCESSING RESOURCES CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                              ADDITIONS
                                        ---------------------
                         BALANCE AT THE CHARGES TO RECOVERIES             BALANCE AT THE
                          BEGINNING OF  BAD DEBTS     AND     DEDUCTIONS/   END OF THE
      DESCRIPTION          THE PERIOD    EXPENSE    OTHER(1)  WRITE-OFFS      PERIOD
      -----------        -------------- ---------- ---------- ----------- --------------
1998
 Allowance For Doubtful
  Accounts..............      $262        $1,124      $110       $(250)       $1,246
1997
 Allowance For Doubtful
  Accounts..............      $129        $   99      $110       $ (76)       $  262
1996
 Allowance For Doubtful
  Accounts..............      $ 63        $  105       --        $ (39)       $  129

--------
(1) Represents the Allowance For Doubtful Accounts of the acquired companies as of the acquisition dates.