Form 10-K/A
period 1998-07-31
DATA PROCESSING RESOURCES CORP
filed 1998-11-25
CIK 1005700

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                             AMENDMENT NO. 1
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                   None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     DATA PROCESSING RESOURCES CORPORATION

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED JULY 31, 1998

                                     INDEX

                                                                            PAGE
                                                                            ----

                                     PART I

 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    11
 Item 3.  Legal Proceedings..............................................    11
 Item 4.  Submission of Matters to a Vote of Security Holders............    11

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Shareholder
          Matters........................................................    12
 Item 6.  Selected Financial Data........................................    13
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    14
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....    23
 Item 8.  Financial Statements and Supplementary Data....................    23
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    23

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    24
 Item 11. Executive Compensation.........................................    27
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    33
 Item 13. Certain Relationships and Related Transactions.................    34

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K..............................................................    37
 Signatures...............................................................   41

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

  Systems & Programming Consultants, Inc. In June 1998, the Company entered into a definitive merger agreement with Systems & Programming Consultants, Inc. ("SPC"), a Charlotte, North Carolina-based IT staffing company with eight offices located primarily in the southeastern region of the United States. This agreement was subsequently amended on October 13, 1998 and October 20, 1998. The merger agreement contemplates accounting for the transaction as a pooling of interests, with the purchase price payable entirely in Common Stock. The number of shares to be issued will be approximately 2,800,000 to 3,300,000 shares of Common Stock, with such number to be determined based upon an implied purchase price of $71.5 million on the date the amendment of October 20, 1998 to the merger agreement was signed, less deductions for certain payments and liabilities to be assumed by the Company, and a fixed price of $21.00 per share of the Company's Common Stock. Of such number of shares, approximately two-thirds are expected to be issued upon consummation of the Merger in exchange for the outstanding shares of SPC common stock and for the cancellation of certain SPC performance-based options and the remaining number of shares, approximately one-third, will be issued from time to time thereafter upon exercise of the SPC stock options under the SPC stock option plan being assumed by DPRC. SPC had approximately 600 billable consultants and 12-month trailing revenues of approximately $53.0 million as of the signing of the definitive merger agreement amendment on October 20, 1998. The acquisition is subject to numerous conditions, including, but not limited to, obtaining the approval of the shareholders of the Company and SPC. There can be no assurance that such acquisition will be completed or that if such acquisition is completed, it will be for the expected consideration or on the terms contemplated.

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

AUTOMOBILE MANUFACTURERS       ENTERTAINMENT & LEISURE                FOOD & BEVERAGE
------------------------       -----------------------                ---------------
American Honda Motor      Capitol Records                   Boston Market
 Company
Mazda Motor of America    MCA, Inc.                         Harry & David (Bear Creek Corporation)
Mitsubishi Motor Sales    Princess Cruise Lines             McDonalds Corporation
 of
 America                  Yamaha Motor Corporation          Taco Bell
Nissan Motor Corporation  Sony Pictures Entertainment, Inc. Nestle USA, Inc.
 USA
Toyota Motor Sales, USA,
 Inc.
       HEALTHCARE                FINANCIAL SERVICES                 INSURANCE AND OTHER
       ----------                ------------------                 -------------------
Apria Healthcare Group    The Capital Group                 AlliedSignal, Inc.
Blue Cross of California  Frank Russell Company             AT&T
 &
 Washington               Household Finance                 Union Pacific
Cedars Sinai Medical      Avco Financial Services           U.S. West
 Center
PacifiCare FHP            American Express                  Safeco Insurance Company of America
 International
Unicare/Wellpoint Health
 Network, Inc.

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

  In June 1998, the Company established a national recruiting office in San Luis Obispo, California. This office is primarily responsible for conducting domestic searches and prequalifying and screening candidates for Company offices. In addition, this office is also responsible for establishing and implementing national training, policy and procedure for the Company in order to assist Company offices in their recruiting efforts. The national recruiting office will, among other things, hold job fairs and coordinate Internet searches in its national recruiting efforts. Due to the benefits experienced by the Company in its employment of full-time salaried consultants, the national recruiting office places an emphasis on hiring such persons.

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

ITEM 2. PROPERTIES

  The Company's leased offices are described in the following table:

                                       APPROXIMATE   DATE LEASE    DATE OPENED
   LOCATION DESCRIPTION                SQUARE FEET    EXPIRES      OR ACQUIRED
   --------------------                -----------   ----------    -----------
   Administrative
    Corporate Headquarters, Newport
    Beach, CA........................     9,658      January 2000      June 1987
    Central Region Office, Omaha, NE.     2,100         June 2004      July 1996
   Branch Offices
    Newport Beach, CA................     7,935      January 2000      June 1987
    Woodland Hills, CA...............     3,203     February 2003     March 1993
    San Francisco, CA................     3,214     February 2003     March 1993
    Denver, CO.......................     4,200    September 2002  November 1995
    Seattle, WA......................     4,601        April 2003      June 1996
    Omaha, NE........................     3,400         June 2004      July 1996
    Kansas City, KS..................     3,039         June 2003      July 1996
    Des Moines, IA...................     2,943         July 2003 September 1996
    Phoenix, AZ......................     2,700     February 1999  November 1996
    Dallas, TX.......................     9,200      October 1999   January 1997
    Portland, OR.....................     2,200       August 2000  February 1997
    Austin, TX.......................    10,500    September 2003   January 1998
    Chicago, IL......................     4,850          May 2003      July 1997
    Glendale, CA.....................     5,700          May 2003     April 1997
    Minneapolis, MN..................     8,729        March 2001       May 1998
    San Diego, CA....................       220      January 1999   January 1998
    St. Louis, MO....................       200    Month-to-month     April 1997
   Recruiting Offices
    San Luis Obispo, CA..............     2,800          May 2003      June 1998
    Sydney, Australia................     1,433         July 2001     April 1997
    Southport, England...............       400          May 1999     April 1997
    London, England..................       200    Month-to-month     April 1997
    Toronto, Canada..................       300    Month-to-month      June 1998
                                         ------
                                         93,725
                                         ======

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

                                                                 HIGH     LOW
                                                                ------- -------
     FISCAL YEAR 1996
      Third Quarter (from March 6, 1996)....................... $28 1/4 $18 3/8
      Fourth Quarter........................................... $29 1/2 $16
     FISCAL YEAR 1997
      First Quarter............................................ $24 7/8 $16
      Second Quarter........................................... $22 5/8 $15 1/2
      Third Quarter............................................ $22 3/8 $17 1/8
      Fourth Quarter........................................... $26 3/4 $18
     FISCAL YEAR 1998
      First Quarter............................................ $28 1/4 $19
      Second Quarter........................................... $26 3/4 $22 1/8
      Third Quarter............................................ $33 3/4 $23 3/8
      Fourth Quarter........................................... $33 3/4 $26 5/8

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

  The Company is in the process of installing and implementing a new financial accounting system at a cost of up to $9.5 million. This new financial system is expected to take 18-24 months to fully install, test and implement in all regional office locations. The Company expects to pay the costs of this project with existing cash and cash equivalents, investments, cash flow from operations and available borrowings under the Credit Facility.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 INFORMATION CONCERNING INCUMBENT DIRECTORS AND NOMINEES TO BOARD OF DIRECTORS



  Information is set forth below concerning the incumbent Directors and nominees to the Board of Directors, and the year in which each incumbent Director was first elected as a Director of the Company. All of the incumbent Directors, except Mr. Lancashire, are also nominees for election as Directors at the next Annual Meeting of Shareholders of the Company. Each nominee has furnished the information as to his or her beneficial ownership of Common Stock as of November 23, 1998 and, if not employed by the Company, the nominee's principal occupation. Each nominee has consented to being named in this Form 10-K/A as a nominee for Director and has agreed to serve as a Director if elected. Ages are shown as of November 23, 1998.

                                      POSITION WITH THE COMPANY       DIRECTOR
            NAME             AGE       OR PRINCIPAL OCCUPATION         SINCE
            ----             ---      -------------------------       --------
 Mary Ellen Weaver.......... 47  Chairman of the Board, Chief           1985
                                  Executive Officer and Director
                                 President, Chief Operating Officer
 David M. Connell........... 54  and Director                           1995
 J. Christopher Lewis(1)(2). 42  Director                               1995
 Patrick C. Haden(1)(2)..... 45  Director                               1997
 Christopher W. Lancashire.. 59  Director                               1997
 Thomas G. Carlisle(3)...... 49  Nominee Director                        --

--------

(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.

(3) The Company is contractually obligated to nominate Mr. Carlisle as a Director of the Company in accordance with the Agreement and Plan of Merger, dated as of June 16, 1998, as amended October 13, 1998 and October 20, 1998, by and among the Company, DPRC Acquisition Corp., Systems & Programming Consultants, Inc. ("SPC") and certain shareholders of SPC, pursuant to which, among other things, DPRC Acquisition Corp. will be merged with and into SPC, with SPC surviving as a wholly-owned subsidiary of the Company. This transaction is anticipated to close during the week of December 21, 1998 if approved by the shareholders of DPRC and SPC and satisfaction or waiver of the other conditions to closing.

  Mary Ellen Weaver has served as Chairman of the Board and Chief Executive Officer of the Company since February 1994 and served as President of the Company from May 1989 to September 1994. Ms. Weaver also served as Chief Financial Officer of the Company from December 1989 to February 1994 and as Vice President from 1985 to May 1989. Ms. Weaver has been a director of the Company since September 1985. Prior to joining the Company, Ms. Weaver was employed by XXCAL, Inc., EG&G, Inc. and Thomas Temporaries.

  David M. Connell has served as President and Chief Operating Officer of the Company since September 1994 and as Director since March 1995. From October 1993 to September 1994, Mr. Connell provided consulting services to the Company. Prior to his service with the Company, Mr. Connell was engaged by Welsh, Carson, Anderson & Stowe, an investment fund which specializes in acquiring information services companies and healthcare companies, to manage the following portfolio companies: from June 1990 to July 1993, Mr. Connell served as Chairman and Chief Executive Officer of Specialized Mortgage Services, Inc., an information services company; from 1988 to 1990, he served as Chairman and Chief Executive Officer of Wold Communications, Inc., which became Keystone Communication, Inc. as a result of a merger with Bonneville Satellite Communications, Inc.; and from 1985 to 1988, Mr. Connell served as Chairman and Chief Executive Officer of a systems integration subsidiary of Decision Data Computer Corporation. In each of these three prior positions, Mr. Connell formulated and implemented merger and acquisition growth strategies for the companies in addition to being responsible for overall operations.

  J.Christopher Lewis was elected a Director of the Company in March 1995. Since 1982, Mr. Lewis has been a general partner of RLH, a Los Angeles based partnership which invests in management buy-out and venture capital transactions. Mr. Lewis also serves as a Director of California Beach Restaurants, Inc., Tetra Tech, Inc. ("Tetra Tech"), PIA Merchandising Services, Inc. ("PIA") and several private companies.

  Patrick C. Haden became a member of the Board of Directors of the Company in June 1997. Since 1987, Mr. Haden has been a general partner of RLH, a Los Angeles based partnership which invests in management buy-out and venture capital transactions. Mr. Haden also serves as a director of Tetra Tech, PIA and several private companies.

  Christopher W. Lancashire became a member of the Board of Directors of the Company in June 1997. Since 1992, Mr. Lancashire has served as President and Chief Executive Officer of Computec International Strategic Resources, Inc. ("Computec"), a wholly-owned subsidiary of the Company, acquired by the Company in April 1997. Mr. Lancashire serves as a Director of MQ Tech, a specialist information technology consulting company.

  Thomas G. Carlisle has served as a director and the President of Systems & Programming Consultants, Inc. ("SPC") since he co-founded SPC in January 1980. In addition to serving as the President of SPC, Mr. Carlisle initially worked as a systems consultant, doing design and development projects, and later worked as a project manager at various clients of SPC. Prior to the formation of SPC in 1980, Mr. Carlisle worked for Springs Industries, first as a programmer/analyst, then as a manager and a consultant. On December 29, 1994, SPC filed a voluntary petition for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code. In May 1995, SPC sold its major proprietary software product and discontinued its solutions division, which was established in 1990 to develop proprietary software products for the financial institution and publishing markets. The capital expenditures made to develop these products exhausted SPC's cash resources before an adequate revenue stream could be achieved from the sale of the software. On October 6, 1995 SPC's plan of reorganization was confirmed and the case was closed by order of the court dated May 16, 1996. Mr. Carlisle was a director and executive officer of SPC during this time.

                          THE BOARD OF DIRECTORS

COMMITTEES

  The standing committees of the Board are the Audit Committee (the "Audit Committee") and the Compensation Committee (the "Compensation Committee"). The Audit Committee, which during fiscal 1998 consisted of Mr. Lewis and Mr. Haden, met two times during the fiscal year ended July 31, 1998 ("fiscal 1998"). The Compensation Committee, which during fiscal 1998 consisted of Mr. Lewis and Mr. Haden, met two times during fiscal 1998.

  The Audit Committee makes recommendations concerning the engagement of independent public accountants; reviews with the independent public accountants the plans for and scope of the audit, the audit procedures to be utilized and results of the audit; approves the professional services provided by the independent public accountants; reviews the independence of the independent public accountants; and reviews the adequacy and effectiveness of the Company's internal accounting controls.

  The Compensation Committee determines compensation for the Company's executive officers and administers the Company's 1994 Stock Option Plan.

MEETINGS AND REMUNERATION

  During fiscal 1998, the Board held four meetings and took various actions by written consent. Each incumbent Director attended at least 75% of the aggregate of (i) the total number of meetings held by the Board during fiscal 1998 (or during the period within which such individual was a Director) and
(ii) the total number of meetings held by all committees of the Board during fiscal 1998 (or during the period within which such individual was a Director or member of such committee of the Board).

  Each Director is elected to hold office until the next annual meeting of shareholders and until his respective successor is elected and qualified. Directors who are employees or officers of the Company do not receive compensation for service on the Board or any committee of the Board. Each Director of the Company who is not an officer or employee of the Company or a subsidiary of the Company is entitled to receive $1,200 for each meeting of the Board attended by such Director. Mr. Haden and Mr. Lewis have waived the right to receive such compensation. In addition, Directors of the Company are reimbursed for their reasonable out-of-pocket expenses in connection with their travel to and attendance at the meetings of the Board.

          EXECUTIVE OFFICERS, COMPENSATION AND OTHER INFORMATION

EXECUTIVE OFFICERS

  Set forth in the table below are the names, ages (as of November 23, 1998) and current offices held by all executive officers of the Company.

                                                                                           EXECUTIVE
          NAME           AGE                  POSITION WITH THE COMPANY                  OFFICER SINCE
          ----           ---                  -------------------------                  -------------
Mary Ellen Weaver.......  47 Chairman of the Board, Chief Executive Officer and Director     1985
David M. Connell........  54 President, Chief Operating Officer and Director                 1994
Michael A. Piraino......  45 Executive Vice President and Secretary                          1996
Richard E. Earley.......  53 Senior Vice President, Marketing                                1996
James A. Adams..........  38 Vice President and Chief Financial Officer                      1998

  Executive officers of the Company are elected by and serve at the discretion of the Board. Each of the executive officers has entered into an employee agreement with the Company. See "Employee Agreements." None of the executive officers has any family relationship to any nominee for Director or to any other executive officer of the Company. Set forth below is a brief description of the business experience for the previous five years of all executive officers except Ms. Weaver and Mr. Connell. See "Information Concerning Incumbent Directors and Nominees to Board of Directors."

  Michael A. Piraino joined the Company as Senior Vice President and Chief Financial Officer in January 1996 and has served as its Executive Vice President since February 1998. Prior to joining the Company, Mr. Piraino had served as Executive Vice President, Director and Chief Development Officer of Imagyn Medical Technologies, Inc. (formerly known as Urohealth Systems, Inc.) from October 1994. From July 1993 to October 1994, Mr. Piraino served as Senior Vice President and Chief Financial Officer of Syncor International Corporation. Mr. Piraino served as Senior Vice President and Chief Financial Officer of Total Pharmaceutical Care, Inc. from May 1989 to June 1993. Prior to May 1989, Mr. Piraino held executive officer positions with Lorimar Home Video and Winn Enterprises. Mr. Piraino began his career with a national accounting firm. He is a certified public accountant.

  Richard E. Earley joined the Company as Senior Vice President, Marketing in March 1996. Prior to joining the Company, since February 1992, Mr. Earley served as the General Manager of the National Business Unit of DRT Systems International, a subsidiary of Deloitte & Touche LLP which provides data processing consulting services. From September 1988 to January 1992, Mr. Earley served as Chief Operating Officer for Unitech Systems, a utility software firm. From February 1980 to September 1988, Mr. Earley served as Senior Vice President of Cap Gemini America and its predecessor, a data processing consulting firm.

  James A. Adams joined the Company as Vice President and Chief Financial Officer of the Company in June 1998. Prior to joining the Company, Mr. Adams served as Vice President and Chief Financial Officer of MaterniCare, Inc. from February 1997. From February 1994 to February 1997, Mr. Adams served as
Vice President of Finance for Apria Healthcare, Inc. and one of its predecessor companies Abbey Healthcare, Inc. From May 1989 to February 1994 Mr. Adams served as Controller for Hofman Restaurants. Prior to

May 1989, Mr. Adams held financial positions with The Restaurant Enterprises Group and Rockwell International. Mr. Adams began his career with the national accounting firm of Ernst & Young LLP and is a certified public accountant.

   COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Insiders"), to file reports of ownership and changes in ownership with the Commission. Insiders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required for those persons, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 1998, except with respect to the filing of a late Form 3 to report the addition of James A. Adams as a Section 16 officer and to report an option grant to him, the filing of a late Form 4 to report the exercise of certain stock options and the subsequent sale of the underlying shares by David M. Connell, the failure to file Forms 4 to report the acquisition of shares by Christopher W. Lancashire in connection with the Computec Earnout (as defined below), and the filing of a late Form 5 to report certain option grants to each of David M. Connell, Richard E. Earley and Michael A. Piraino.

ITEM 11. EXECUTIVE COMPENSATION


  The following table sets forth all compensation for services rendered to the Company in all capacities for each of the fiscal years in the three year period ended July 31, 1998 by the Chief Executive Officer and each person serving as an executive officer of the Company at July 31, 1998 whose salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

                        SUMMARY COMPENSATION TABLE

                                                                 LONG TERM
                                       ANNUAL COMPENSATION      COMPENSATION
                                   ----------------------------    AWARDS
                                                   OTHER ANNUAL  SECURITIES   ALL OTHER
                                   SALARY   BONUS  COMPENSATION  UNDERLYING  COMPENSATION
NAME AND PRINCIPAL POSITIONS  YEAR ($)(1)    ($)      ($)(2)     OPTIONS(#)     ($)(3)
----------------------------  ---- ------- ------- ------------ ------------ ------------
Mary Ellen Weaver........     1998 225,000 235,000        --          --         --
 Chairman of the Board
  and                         1997 125,000 196,000        --       54,000        --
 Chief Executive Officer      1996 225,000  27,000        --          --         --
David M. Connell.........     1998 225,000 175,000  2,577,080      30,000        --
 President and                1997 174,000 141,000    823,313      32,000        --
 Chief Operating Officer      1996 174,000  38,920        --       25,000        --
Michael A. Piraino.......     1998 182,292 155,000    568,750      25,000        --
 Executive Vice President
  and                         1997 159,626 113,000    156,250      28,000        --
 Secretary                    1996  80,774  12,000        --       80,000        --
Richard E. Earley........     1998 155,775  82,500     77,500      15,000        --
 Senior Vice President,
  Marketing                   1997 150,000  38,000        --       23,000        --
                              1996  58,850     --         --       80,000        --

--------

(1) Amounts shown include compensation earned by executive officers as well as amounts deferred at the election of those officers.

(2) Represents the dollar value between the exercise price of options for Common Stock granted to the Named Executive Officer and the fair market value of such Common Stock on the date of exercise.

(3) The aggregate amount of all other compensation does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus for each such officer.

EMPLOYMENT AGREEMENTS

  Ms. Weaver has a four-year employment agreement which terminates on July 31, 1999. Ms. Weaver's employment agreement was amended to reduce her base salary to $125,000 per year from $225,000 effective August 5, 1996 and to increase her base salary to $225,000 per year effective August 1, 1997. Ms. Weaver also receives an annual incentive bonus of up to $225,000. Effective September 2, 1997, Ms. Weaver's employment agreement was amended to provide that payment of her incentive bonus will be based primarily on the achievement of certain financial goals to be established by the Board of Directors. The Company may terminate Ms. Weaver's employment with or without cause. In the event her employment is terminated without cause, Ms. Weaver is entitled to receive her base salary and certain benefits for up to 24 months and is entitled to receive a prorated incentive bonus through the date of termination. Ms. Weaver's employment agreement also includes certain non-competition agreements, confidentiality agreements and indemnification agreements.

  Mr. Connell also has a four-year employment agreement which terminates on July 31, 1999. Effective August 1, 1997, Mr. Connell's employment agreement was amended to increase his base salary to $225,000 per year. Mr. Connell is also able to earn an incentive bonus of up to 100% of his base salary under an incentive plan based primarily on the achievement of specified financial objectives. In the event Mr. Connell's employment is terminated without cause, he is entitled to receive his base salary and certain benefits for up to 18 months and a prorated incentive bonus through the date of termination. Effective January 15, 1996, Mr. Connell was granted an option to purchase 25,000 shares of Common Stock under the Company's 1994 Stock Option Plan. The option has an exercise price of $9.00 per share and vests over four years, with 25% vesting on the first anniversary of the date of grant, and the remainder vesting in 12 equal quarterly installments over the following three years. Mr. Connell was previously and subsequently granted additional stock options. See "--Fiscal Year-End Option Values" for the total number of unexercised options held by Mr. Connell.

  Mr. Piraino has a two-year employment agreement which terminates on February 28, 2000. Effective March 1, 1998, Mr. Piraino's employment agreement was amended to increase his base salary to $192,500 per year. Mr. Piraino's employment agreement also provides for an incentive plan under which he is able to earn up to 100% of his base salary. In the event of termination without cause, Mr. Piraino is entitled to receive his base salary, the pro-rated bonus under the incentive plan to which he was entitled during employment, and certain benefits for up to twelve months. Effective January 15, 1996, Mr. Piraino was granted an option to purchase 80,000 shares of Common Stock under the Company's 1994 Stock Option Plan. The option has an exercise price of $9.00 per share and vests over four years, with 25% vesting on the first anniversary of the date of grant, and the remainder vesting in 12 equal quarterly installments over the following three years. Since this initial grant, Mr. Piraino was granted additional stock options. See "--Fiscal Year-End Option Values" for the total number of unexercised options held by Mr. Piraino.

  Mr. Earley has an employment arrangement with the Company which provides for a base salary of $165,000 and an incentive plan identical to Mr. Connell's under which he is able to earn up to 100% of his base salary. In addition, Mr. Earley will be entitled to receive a bonus based on his achievement of certain goals. In the event of termination without cause, Mr. Earley is entitled to receive his base salary and certain benefits for up to six months. Mr. Earley was granted an option to purchase 80,000 shares of Common Stock under the Company's 1994 Stock Option Plan effective March 5, 1996. The option has an exercise price of $14.00 and vests over four years, with 25% vesting on the first anniversary of the date of grant, and the remainder vesting in 12 equal quarterly installments over the following three years. Since this initial grant, Mr. Earley was granted additional stock options. See "--Fiscal Year-End Option Values" for the total number of unexercised options held by Mr. Earley.


  Mr. Adams has an employment agreement which terminates on June 1, 1999 and provides for a base salary of $150,000 and an incentive plan under which he is able to earn up to 50% of his base salary based primarily on the achievement of specified financial objectives. In the event of termination without cause, Mr. Adams is entitled to receive his base salary, the pro-rated bonus under the incentive plan to which he was entitled during employment, and certain benefits for up to six months. Mr. Adams was granted an option to purchase

30,000 shares of Common Stock on June 2, 1998 under the Company's 1994 Stock Option Plan. The option has an exercise price of $29.125 and vests over four years, with 25% vesting on the first anniversary date of the grant, and the remainder vesting in 12 equal quarterly installments over the following three years. In addition, Mr. Adams' employment agreement provides that he will be granted an option to purchase an additional 20,000 shares upon the achievement of certain performance objectives.

STOCK OPTIONS

  The following table sets forth information concerning each grant of stock options made during fiscal 1998 to each of the Named Executive Officer.

                    OPTION GRANTS IN LAST FISCAL YEAR

                                                                                    POTENTIAL REALIZABLE VALUE
                                                                                      AT ASSUMED ANNUAL RATES
                                                                                    OF STOCK PRICE APPRECIATION
                                        INDIVIDUAL GRANTS                               FOR OPTION TERM(1)
                         -----------------------------------------------            ---------------------------
                                             PERCENT OF
                                            TOTAL OPTIONS
                          NUMBER OF SHARES   GRANTED TO
                         UNDERLYING OPTIONS EMPLOYEES IN  EXERCISE PRICE EXPIRATION
          NAME                GRANTED          PERIOD       PER SHARE       DATE         5%           10%
          ----           ------------------ ------------- -------------- ---------- ---------------------------
Mary Ellen Weaver.......          --             --              --            --            --             --
David M. Connell........       30,000(2)(3)      7.4%         $22.25      10/30/07      $419,787     $1,063,823
Michael A. Piraino......       25,000(2)(4)      6.2%         $22.25      10/30/07      $349,823     $  886,519
Richard E. Earley.......       15,000(2)(3)      3.7%         $22.25      10/30/07      $209,894     $  531,912

--------

(1) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option.

(2) The options vest over a four-year period with 25% becoming exercisable on October 31, 1998 and the remaining 75% vesting in equal quarterly installments thereafter over the three years ending October 31, 2001.

(3) The options become immediately exercisable upon the sale or other transfer of substantially all of the Company's assets, a merger or consolidation in which the Company is not the consolidated or surviving corporation or any acquisition of 35% or more of the outstanding shares of Common Stock of the Company by any person.

(4) The options become immediately exercisable upon (i) the sale, lease, exchange or other transfer of substantially all of the Company's assets,
     (ii) a merger or consolidation in which the Company is not the continuing or surviving corporation or in which substantially all of the outstanding shares of Common Stock of the Company are converted to cash, other property or securities of another corporation, and in either case, where the shareholders of the Company do not own at least 50% of the voting power of the surviving corporation or parent of the surviving corporation, (iii) any acquisition of 35% or more of the outstanding shares of Common Stock of the Company by any person, (iv) the approval by the shareholders of any plan for the liquidation or dissolution of the Company, (v) a majority of the Board of Directors of the Company shall cease to be, during any period of two consecutive years, persons who were members of the Board at the beginning of such period, together with other persons whose nomination was approved by at least two-thirds of such directors, or (vi) any change of control which would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A under the Exchange Act, regardless of whether the Company is subject to the reporting requirement at such time.

  The following table sets forth the number and value as of July 31, 1998 of shares underlying unexercised options held by each of the Named Executive Officers.

                      FISCAL YEAR-END OPTION VALUES

                               NUMBER OF SHARES                VALUE OF UNEXERCISED
                            UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                          OPTIONS AS OF JULY 31, 1998        AS OF JULY 31, 1998(1)($)
                          -------------------------------    -------------------------
          NAME            EXERCISABLE      UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
          ----            -----------      --------------    ----------- -------------
Mary Ellen Weaver(2)....            40,500           13,500  $  647,798   $  215,933
David M. Connell(3)(4)..           157,072           49,128  $4,489,082   $  693,451
Michael A. Piraino(5)...            29,750           63,750  $  556,254   $1,116,689
Richard E. Earley(3)(6).            57,250           55,750  $1,030,914   $  911,971

--------

(1) Based on the fair market value (the closing price for the Company's Common Stock as reported on the Nasdaq National Market as of July 31, 1998, ($32.875 per share)), less the exercise price payable upon exercise of such options.

(2) All of the options granted to Ms. Weaver vest over a two-year period in eight equal quarterly installments beginning on February 26, 1997 and ending on November 26, 1998.

(3) The options become immediately exercisable upon the sale of substantially all of the Company's assets, a merger or consolidation in which the Company is not the consolidated or surviving corporation or any acquisition of 35% or more of the outstanding shares of Common Stock by any person.

(4) 119,200 of the options granted to Mr. Connell are subject to vesting over a three and one-half year period. Of such options, 25% became exercisable on March 1, 1995 and the remaining 75% vest in equal quarterly installments thereafter over the three years ending March 1, 1998. 25,000 of the options granted to Mr. Connell vest over a four-year period with 25% exercisable on January 15, 1997 and the remaining 75% vesting in equal quarterly installments thereafter over the three years ending January 15, 2000. 28,000 of the options granted to Mr. Connell vest over a two-year period in eight equal quarterly installments beginning on February 26, 1997 and ending on November 26, 1998. 4,000 of the options granted to Mr. Connell vest over a four-year period with 25% exercisable on March 25, 1998 and the remaining 75% vesting in equal quarterly installments thereafter over the three years ending March 25, 2001. The remaining 30,000 options granted to Mr. Connell vest as set forth in the Option Grants in Last Fiscal Year Table above.

(5) 24,000 of the options granted to Mr. Piraino vest over a two-year period in eight equal quarterly installments beginning on February 26, 1997 and ending on November 26, 1998. 4,000 of the options granted to Mr. Piraino vest over a four-year period with 25% exercisable on March 25, 1998 and the remaining 75% vesting in equal quarterly installments thereafter over the three years ending March 25, 2001. 25,000 options granted to Mr. Piraino vest as set forth in the Option Grants in Last Fiscal Year Table above. The remaining 40,500 options granted to Mr. Piraino vest as set forth in "--Employment Agreements." The options become immediately exercisable upon (i) the sale, lease, exchange or other transfer of substantially all of the Company's assets, (ii) a merger or consolidation in which the Company is not the continuing or surviving corporation or in which substantially all of the outstanding shares of Common Stock of the Company are converted to cash, other property or securities of another corporation, and in either case, where the shareholders of the Company do not own at least 50% of the voting power of the surviving corporation or parent of the surviving corporation, (iii) any acquisition of 35% or more of the outstanding shares of Common Stock of the Company by any person,
    (iv) the approval by the shareholders of any plan for the liquidation or dissolution of the Company, (v) a majority of the Board of Directors of the Company shall cease to be, during any period of two consecutive years, persons who were members of the Board at the beginning of such period, together with other persons whose nomination was approved by at least two-thirds of such directors, or (vi) any change of control which would be required to be reported in response to Item

   6(e) of Schedule 14A of Regulation 14A under the Exchange Act, regardless of whether the Company is subject to the reporting requirement at such time.

(6) 23,000 of the options granted to Mr. Earley vest over a two-year period in eight equal quarterly installments beginning on February 26, 1997 and ending on November 26, 1997. 15,000 options granted to Mr. Earley vest as set forth in the Option Grants in Last Fiscal Year Table above. The remaining 75,000 options granted to Mr. Earley vest as set forth in "-- Employment Agreements."

1994 STOCK OPTION PLAN

  The Company's 1994 Stock Option Plan (the "1994 Plan") permits option grants to employees, directors, officers and consultants of the Company in order to further the growth, development and financial success of the Company. The 1994 Plan provides for the grant of incentive stock options and non-statutory stock options. The Company has reserved, subject to shareholder approval at the Special Meeting of Shareholders of Company on December 21, 1998, 3,000,000 shares of Common Stock for issuance upon the exercise of options granted under the 1994 Plan. The 1994 Plan is administered by the Compensation Committee of the Board of the Company. The Compensation Committee has discretion to determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a non-statutory option, and the vesting schedule to be in effect for the option grant. The maximum term of options granted under the 1994 Plan is ten years, subject to earlier termination following an optionee's cessation of service with the Company. Options granted under the 1994 Plan are non-transferable and generally expire 90 days after the termination of an optionee's service to the Company. If a holder of an option is permanently disabled or dies during his or her service to the Company, such option generally may be exercised up to one year (90 days for death) following such disability or death. Subject to certain restrictions, the Board may amend or modify the 1994 Plan at any time. The 1994 Plan will terminate on December 31, 2004, unless sooner terminated by the Board.

EMPLOYEE STOCK PURCHASE PLAN

  On October 1, 1996, the Company adopted an Employee Stock Purchase Plan, as amended ("Purchase Plan") which was approved by the shareholders on December 17, 1996. The Purchase Plan allows employees of the Company to purchase Common Stock, without having to pay any commissions on the purchases. The maximum amount that any employee can contribute to the Purchase Plan per quarter is $6,250, and the total number of shares which are reserved by the Company for purchase under the Purchase Plan is 250,000 of which 186,260 shares were available for purchase as of July 31, 1998.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

  The Company's Bylaws require the Company to indemnify its directors and officers to the fullest extent permitted by California law against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that any such person is or was a director or officer of the Company. The Company is also required to advance to such director or officer expenses incurred in defending any such proceeding, to the maximum extent permitted by such law. The Company's Bylaws also provide that the Board, in its discretion, may provide for indemnification of or advance of expenses to other agents of the Company. The Company is also authorized under its Articles of Incorporation and Bylaws to enter into indemnification contracts with its directors, officers, employees and agents, and indemnification agreements were entered into with all of the Company's certain officers and directors prior to the completion of the Company's initial public offering which closed on March 11, 1996 (the "Public Offering"). The Company has purchased liability insurance covering its directors and officers.

  In addition, the Company's Articles of Incorporation provide that the liability of the Company's directors for monetary damages will be eliminated to the fullest extent permissible under California law. This provision in the Articles of Incorporation does not eliminate a director's duty of care to the Company, and in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief would remain available under California law. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

  To the extent the Board or the shareholders of the Company may in the future wish to limit or repeal the ability of the Company to provide indemnification as set forth in the Company's Articles of Incorporation or Bylaws, such repeal or limitation may not be effective as to directors and officers who are parties to the indemnification agreements, because their rights to full protection would be contractually assured by the indemnification agreements. It is anticipated that similar contracts may be entered into, from time to time, with future directors of the Company.

  There is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being sought, nor is the Company aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company's Compensation Committee was established prior to the beginning of fiscal 1997 and during fiscal 1998 consisted of Mr. Lewis and Mr. Haden. Neither Mr. Lewis nor Mr. Haden was at any time during fiscal 1997 or fiscal 1998 or at any other time an officer or employee of the Company. There are no compensation committee interlocks between the Company and other entities involving the Company's executive officers and Board members who serve as executive officers or Board members of such other entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of November 23, 1998 by: (i) each person (or group or affiliated persons) who is known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) each of the Company's Directors and nominee Directors; (iii) each of the executive officers named in the Summary Compensation Table; and (iv) the Company's Directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                  AMOUNT OF SHARES
      NAME AND ADDRESS OF BENEFICIAL OWNER       BENEFICIALLY OWNED PERCENTAGE
      ------------------------------------       ------------------ ----------
Mary Ellen Weaver(1)(2).........................     2,137,150         17.8%
David M. Connell(1)(3)..........................       175,200          1.4%
Michael A. Piraino(1)(4)........................        54,357            *
Richard E. Earley(1)(5).........................        77,053            *
James A. Adams (1)..............................           --             *
J. Christopher Lewis............................       100,000            *
 c/o Riordan, Lewis & Haden
 300 S. Grand Avenue, 29th Floor,
 Los Angeles, California 90071
Patrick C. Haden................................        80,000            *
 c/o Riordan, Lewis & Haden
 300 S. Grand Avenue, 29th Floor,
 Los Angeles, California 90071
Christopher W. Lancashire(6)....................       747,782          6.3%
 c/o Computec International Strategic Resources,
  Inc.
 801 North Brand Boulevard, Suite 650
 Glendale, California 91203
Richard J. Riordan(7)...........................     1,000,000          8.4%
 200 Spring Street
 Los Angeles, California 90012
The Equitable Companies Incorporated(8).........     1,010,800          8.5%
 1290 Avenue of the Americas
 New York, New York 10104
Thomas G. Carlisle(9)...........................           --             *
 c/o Systems & Programming Consultants, Inc.
 212 Tryon Street, Suite 700
 Charlotte, North Carolina 28281
All directors, nominee directors and executive
 officers as a group (9 persons)................     3,696,482         30.1%

--------

 *  Less than 1%.

(1) The address of such persons is c/o Data Processing Resources Corporation, 4400 MacArthur Blvd., Suite 600, Newport Beach, CA 92660.

(2) Includes 54,000 shares issuable upon exercise of options which are exercisable as of, or will become exercisable within 60 days of November 23, 1998.

(3) Represents shares issuable upon exercise of options which are exercisable as of, or will become exercisable within 60 days of, November 23, 1998.

(4) Includes 52,500 shares issuable upon exercise of options which are exercisable as of, or will become exercisable within 60 days of, November 23, 1998.

(5) Includes 76,750 shares issuable upon exercise of options which are exercisable as of, or will become exercisable within 60 days of, November 23, 1998.

(6) Includes 408,891 shares owned by Mr. Lancashire's spouse.

(7) The information presented is based upon information filed with the Securities and Exchange Commission on Schedule 13G by the shareholder on November 2, 1998.

(8) The number listed represents shares of Common Stock beneficially owned by a group consisting of The Equitable Companies Incorporated, Alpha Assurances Vie Mutuelle, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle and AXA-UAP. Such shares of Common Stock are held by Alliance Capital Management L.P., a subsidiary of The Equitable Companies Incorporated.

(9) The Company has entered into an Agreement and Plan of Merger, dated as of June 16, 1998, as amended October 13, 1998 and October 20, 1998, by and among the Company, DPRC Acquisition Corp., a North Carolina corporation and wholly owned subsidiary of the Company, Systems & Programming Consultants, Inc. ("SPC"), and certain shareholders of SPC, pursuant to which, among other things, DPRC Acquisition Corp. will be merged with and into SPC, with SPC surviving as a wholly-owned subsidiary of the Company. This transaction is anticipated to close during the week of December 21, 1998 if approved by the shareholders of DPRC and SPC and satisfaction or waiver of the other conditions to closing. Assuming that 6.04 shares of the Company's Common Stock will be issued in the Merger for each share of Common Stock of SPC, Mr. Carlisle will beneficially own 1,088,426 shares of Common Stock of the Company. Of such number: (i) 350,006 shares are purchasable under a fully vested stock option (options to purchase 287,419 shares are exercisable at any time until December 15, 2006 at a price of approximately $4.14 per share and options to purchase 62,587 shares are exercisable at any time until December 8, 2007 at a price of approximately $7.39 per share), (ii) 75,892 shares are held of record by SPC Stock Bonus Plan for the benefit of Thomas Carlisle and (iii) 110,399 shares are held of record by TEC Investments Limited Partnership in which Mr. Carlisle is a general partner and may be deemed to be a beneficial owner of the shares held by such entity. See "Certain Transactions."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Two Directors of the Company, J. Christopher Lewis and Patrick C. Haden, and a beneficial owner of more than 5% of the shares of Common Stock of the Company, Richard J. Riordan, can require the Company to register the shares of Common Stock owned by them for resale at any time under both demand registration rights and piggyback registration rights. See "Security Ownership of Certain Beneficial Owners and Management."

  In fiscal 1994, one of the Company's larger clients desired to outsource its entire information systems department through an employee leasing arrangement which would not adversely affect the employment package for the personnel staffing such department. Because the Company does not provide such employee leasing services and was unable to provide a comparable employment package to consultants working for this company, a separate company, Information Technology Resources, Inc. ("ITR"), was formed by Mary Ellen Weaver, the Company's Chief Executive Officer, and certain other persons, including certain former employees of the client, with Ms. Weaver owning approximately 79.0% of the outstanding capital stock as of July 31, 1998. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee. Management fees earned by the Company were $360,000, $1,035,000 and $1,084,000 for the fiscal years ended 1998, 1997 and 1996, respectively. The management fees paid to DPRC have historically represented in excess of 90% of ITR's profit before such management fees. As part of the services provided to ITR, the Company from time to time makes advances to ITR to assist it with its working capital needs. ITR also contracts with the Company for technical consultants to meet its staffing needs. Revenues from the billing of technical consultants to ITR were $3,012,000, $3,460,000 and $4,974,000 for the fiscal years ended 1998, 1997 and 1996, respectively. The Company also had trade accounts receivable for technical consultants due from ITR of $154,000, $180,000 and $133,000 as of July 31, 1998, 1997 and 1996,
respectively. Management believes that the terms of DPRC's relationship with ITR, taken as a whole, are no less favorable to the Company than could be obtained in a transaction with an unrelated third party and that the management services arrangement with ITR is at least as profitable to the Company as if the Company were to provide services to ITR's client directly. Receivables from affiliates (including a receivable from ITR related to these management services) amounted to $16,000, $23,000 and $104,000 as of July 31, 1998, 1997 and 1996, respectively. Effective August 1, 1997 the management service agreement with ITR has been renegotiated to reflect a reduction in the management fee.

  In fiscal 1998, Christopher W. Lancashire, a member of the Company's Board of Directors, who is also the President of Computec International Strategic Resources, Inc. ("Computec"), one of the Company's operating subsidiaries, acquired a 33% ownership interest in Message & Ques Tech., Inc. ("MQTECH"), a software development company, which interest was subsequently increased to 80%. The Company is providing technical consultants to MQTECH through its Computec subsidiary. Revenue from MQTECH totaled approximately $1.3 million for fiscal 1998 and accounts receivable as of July 31, 1998 totaled approximately $629,000. Mr. Lancashire and his spouse have provided a personal guarantee for payment of all present and future accounts receivable owed to the Company by MQTECH.

  In connection with the acquisition of Computec by the Company, Mr. Lancashire entered into an employment agreement effective as of April 29, 1997 with Computec which ends December 31, 1998 pursuant to which Mr. Lancashire is entitled to receive an annual base salary of $140,000. The Company may terminate Mr. Lancashire's employment with or without cause. In the event his employment is terminated without cause, he is entitled to receive his base salary and certain benefits until December 31, 1999 and is entitled to have released to him any remaining shares of the 286,965 shares of Common Stock of the Company held in escrow collateralizing certain indemnification obligations pursuant to the terms of the Computec acquisition agreements. The acquisition agreements also provide that the Company shall grant options covering up to 155,000 shares (and up to 205,000 shares previously granted if any of such previously granted shares are forfeited) of Common Stock under the 1994 Plan to certain employees of Computec, including Mr. Lancashire and his spouse, to be designated by Mr. Lancashire on or prior to January 1, 1999 at an exercise price equal to the then current fair market value of the Common Stock at the date of grant pursuant to the terms of such acquisition agreements. The Company is obligated to make earnout payments contingent upon Computec's earnings before interest and taxes through December 31, 1998 (the "Computec Earnout"). The maximum amount that Mr. Lancashire or his spouse may receive in connection with the Computec Earnout, either individually or beneficially, is an aggregate of approximately $36.5 million which is payable in a combination of 60% in cash and 40% in shares of restricted Common Stock. The first installment of the Computec Earnout payment, consisting of $390,000 in cash and 14,970 of restricted Common Stock, valued at approximately $241,000, was paid in October 1997. The second installment of the Computec Earnout payment, consisting of $2.3 million in cash and 51,854 shares of restricted Common Stock, valued at approximately $1.2 million, was paid in June 1998. The third installment of the Computec Earnout payment, consisting of $3.4 million in cash and 73,078 shares of restricted Common Stock valued at approximately $1.8 million, was paid in September 1998 and was accrued as of July 31, 1998 upon resolution of the earnout contingency. The fourth and final installment of the Computec Earnout is due in March 1999. In addition, Mr. Lancashire and his spouse were granted registration rights with respect to all shares of the Common Stock received in connection with the acquisition of Computec and any additional of Common Stock which may be issued to the Lancashires' in connection with the Computec Earnout.

  In connection with the consummation of the acquisition of SPC by the Company, Thomas G. Carlisle, a nominee Director of the Company and his brother, a director and executive officer of SPC, Richard K. Carlisle, will each receive $100,000 to agree that for a period of three years from the date of execution of the noncompetition agreement or two years after the date of termination of his employment with the acquiring company, whichever is the last to occur, he will not, without the prior written consent of the Company, directly or indirectly, in the United States, be connected in any manner with any business which competes with the business of the acquiring company. They will also each receive, effective upon consummation of the merger, an employment agreement with a term of one to three years which provides for a base salary of $125,000 plus the right to receive a bonus of up to 40% of that base salary if certain earnings thresholds for the business of SPC are achieved. In the event that the employment of either of them is terminated without cause, he is entitled to receive 90 days' advance written notice and payment of his base salary and certain health and life insurance benefits until the earlier to occur of: (i) six months after termination, (ii) the expiration of the employment agreement or (iii) the full-time employment of the person with another company. The Merger Agreement also provides that the Company shall grant options to purchase up to 250,000 shares of Common Stock under the 1994 Plan to certain employees of SPC as of the effective date of the merger at an exercise price equal to the then current fair market value of the Common Stock. Any number of these options may, but not necessarily be, allocated to the officers of SPC, including Thomas G. Carlisle and Richard K. Carlisle. The Merger Agreement also provides that the Company will add Thomas
G. Carlisle as a Director after consummation of the merger and nominate him as a Director at the 1998 Annual Meeting. In the merger, Mr. Carlisle will receive approximately 1,088,426 shares of Common Stock of the Company. See "Security Ownership of Certain Beneficial Owners and Management." In addition, Mr. Carlisle's brother, Richard K. Carlisle, a director and officer of SPC prior to the merger, and an employee of SPC after the merger, will own approximately 1,088,342 shares of Common Stock of the Company after the merger assuming a 6.04 exchange ratio. Such number includes a fully vested option to purchase approximately 351,945 shares of Common Stock, 75,808 shares of Common Stock held of record by SPC Stock Bonus Plan for the benefit of Richard Carlisle and 110,085 shares of Common Stock held of record by RKC Investments Limited Partnership in which Richard Carlisle is a general partner and may be deemed to be a beneficial owner of the shares held by such entity.

  The Company has been advised that: (i) the Equitable Companies Incorporated ("Equitable"), as part of a group, is the beneficial owner of more than 5% of the Company's Common Stock, which shares of Common Stock are held by Alliance Capital Management L.P., a subsidiary of Equitable; and (ii) Equitable has a controlling interest in Donaldson, Lufkin & Jenrette Securities Corporation, an investment banking firm that has rendered investment banking services to the Company from time to time and has received approximately $1,100,000 from the Company in fees, discounts and commissions during fiscal 1998.

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

 3. EXHIBITS

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
    2.1         Agreement of Purchase and Sale of Assets dated July 1, 1996, by and among Data Processing Resources Corporation, ADD
                Consulting, Inc. and Gerald R. Ladd(1)
    2.2         Registration Rights Agreement dated July 1, 1996, by and
                between Data Processing Resources Corporation and ADD
                Consulting, Inc.(1)
    2.3         Stock Purchase Agreement dated December 16, 1996, by and among
                Data Processing Resources Corporation, Leardata Info-Services,
                Inc., General Atlantic Leardata Partners, L.P., Bruce M. Smith,
                Chris P. Smith, Steve P. Donaldson, Robert M. Howe and
                Barbara A. Kuhler(5)
    2.4         Form of Registration Rights Agreement to be entered into among
                Data Processing Resources Corporation, Leardata Info-Services,
                Inc., General Atlantic Leardata Partners, L.P., Bruce M. Smith,
                Chris P. Smith, Steve P. Donaldson, Robert M. Howe and Barbara
                A. Kuhler(5)
    2.5         Agreement and Plan of Merger dated April 29, 1997, by and among
                Data Processing Resources Corporation, DPRC Acquisition Corp.,
                Computec International Strategic Resources, Inc., Christopher
                W. Lancashire, Alicia R. Lancashire and Merrill Lynch Trust
                Company of California, as Trustee of The Lancashire Charitable
                Remainder Unitrust.(6)
    2.6         Registration Rights Agreement dated April 29, 1997, by and among Data Processing Resources Corporation, Christopher W.
                Lancashire and Alicia R. Lancashire.(6)
    2.7         Agreement of Purchase and Sale of Assets dated January 27,
                1998, by and among Data Processing Resources Corporation,
                S/3/G, Inc. and Michael G. McCarthy(8)
    2.8         Registration Rights Agreement dated January 27, 1998, by and between Data Processing Resources Corporation and S/3/G,
                Inc.(8)
    2.9         Agreement and Plan of Merger dated as of June 16, 1998, by and among Data Processing Resources Corporation, DPRC Acquisition
                Corp., Systems & Programming Consultants, Inc., Richard K.
                Carlisle, Thomas G. Carlisle, Jeffery Carter and Robert
                Gallagher (The "Merger Agreement")(11)
    2.10        Letter Agreement amending certain terms of the Merger
                Agreement, dated October 13, 1998++
    2.11        Letter Agreement amending certain terms of the Merger
                Agreement, dated October 20, 1998(12)
    3.1         Restated Articles of Incorporation of the Company(2)
    3.2         Restated Bylaws of the Company(2)
    4.1         Investors' Rights Agreement dated as of March 2, 1995, by and among the Company and the Holders who are signatories thereto, as amended by Amendment No. 1(2)
    4.2         Specimen Common Stock certificate(2)
    4.3         Indenture dated as of March 24, 1998 between Data Processing
                Resources Corporation and State Street Bank and Trust Company
                of California, N.A. and Form of Note(9)
    4.4         Registration Rights Agreement dated as of March 24, 1998
                between Data Processing Resources Corporation and NationsBanc
                Montgomery Securities, LLC, Donaldson, Lufkin, Jenrette
                Securities Corporation, Robert W. Baird & Co., Incorporated and
                Lehman Brothers (the "Initial Purchasers")(9)
    4.5         Purchase Agreement dated as of March 18, 1998 between Data
                Processing Resources Corporation and the Initial Purchasers(9)
   10.1         Employment Agreement dated as of August 1, 1995 between the
                Company and David M. Connell(2)*
   10.2         Employment Agreement dated as of August 1, 1995 between the
                Company and Mary Ellen Weaver(2)*
   10.3         Employment Agreement dated as of January 5, 1996 between the
                Company and Michael A. Piraino(2)*
   10.4         1994 Stock Option Plan, as amended(3)*
   10.5         Form of Stock Option Agreement(2)*
   10.6         Management Services Agreement dated as of December, 1993
                between the Company and Information Technology Resources,
                Inc.(2)

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
   10.7         Covenant Not to Compete dated as of February 28, 1994 by and among the Company and Thomas A. Ballantyne, III, Candice M.
                Ballantyne, and Ballantyne Computer Service, Inc.(2)
   10.8         Form of Indemnification Agreement between the Company and each of its directors and certain officers(2)*
   10.9         Employment Agreement dated as of March 1, 1996 between the
                Company and Richard E. Earley(2)*
   10.10        Employee Stock Purchase Plan(7)*
   10.11        Credit Agreement dated as of September 25, 1997 between Data
                Processing Resources Corporation and Wells Fargo Bank, National
                Association (The "Credit Agreement")(7)
   10.12        Employment Agreement dated April 29, 1997, by and between DPRC
                Acquisition Corp. and Christopher W. Lancashire(6)*
   10.13        Amendments to Employment Agreement dated as of August 1, 1995 between the Company and Mary Ellen Weaver(7)*
   10.14        Amendment No. 1 to the Credit Agreement, dated March 10,
                1998(10)
   10.15        Amendment No. 2 to the Credit Agreement, dated June 10,
                1998(10)
   10.16        Amendment No. 3 to the Credit Agreement, dated October 5,
                1998++
   10.17        Employment Agreement dated as of June 1, 1998 between the
                Company and James Adams*+
   21.1         List of All Subsidiaries of the Company++
   23.1         Consent of Deloitte & Touche LLP+
   27.1         Financial Data Schedule for the Company for the Year Ended July
                31, 1998++

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

 +    Filed herewith.

 ++ Previously filed with initial Form 10-K for the fiscal year ended July 31, 1998.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DATA PROCESSING RESOURCES CORPORATION


                                     By:
                                         /s/ Michael A. Piraino
                                         ______________________________________

                                            Michael A. Piraino

                                            Executive Vice President


Date: November 24, 1998


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
                 *                   Chairman of the Board, Chief   November 24, 1998
____________________________________ Executive Officer and
         Mary Ellen Weaver           Director (Principal
                                     Executive Officer)
                 *                   President, Chief Operating     November 24, 1998
____________________________________ Officer and Director
          David M. Connell
       /s/ Michael A. Piraino        Executive Vice President       November 24, 1998
____________________________________ (Principal Financial
         Michael A. Piraino          Officer)
         /s/ James A. Adams          Vice President, Chief          November 24, 1998
____________________________________ Financial Officer (Principal
           James A. Adams            Accounting Officer)
                 *                   President, Chief Executive     November 24, 1998
____________________________________ Officer of Computec
     Christopher W. Lancashire       International Strategic
                                     Resources, Inc. and Director
                 *                   Director                       November 24, 1998
____________________________________
        J. Christopher Lewis
                 *                   Director                       November 24, 1998
____________________________________
          Patrick C. Haden

*By:

  /s/ Michael A. Piraino
_______________________________

   Michael A. Piraino

    Attorney-in-Fact

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

3. PROPERTY

  Property consists of the following at July 31, 1998 and 1997:

                                                                   JULY 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
   Equipment....................................................  3,969   1,732
   Furniture and Fixtures.......................................  1,757   1,090
   Leasehold Improvements.......................................    353      53
   Purchased Software...........................................    678     --
                                                                 ------  ------
                                                                  6,757   2,875
   Accumulated Depreciation and Amortization.................... (2,665) (1,446)
                                                                 ------  ------
                                                                  4,092   1,429
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

  The allocation of the purchase prices for all acquisitions and other purchase accounting adjustments is as follows (in thousands):

                                                         YEARS ENDED JULY 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
   Total Purchase Price, net............................ $   36,486  $   63,593
   Net Assets Acquired..................................     (2,073)     (8,677)
   Covenant Not-to-Compete..............................       (350)       (100)
   Acquisition Costs....................................        300       1,987
                                                         ----------  ----------
   Excess of Purchase Price Over Net Assets Acquired.... $   34,363  $   56,803
                                                         ==========  ==========

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

6. LONG-TERM DEBT

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

  In fiscal 1998, a member of DPRC's Board of Directors, who is also the President of one of the Company's operating subsidiaries, acquired a 33% ownership interest in Message & Ques Tech., Inc. ("MQTECH"), a software development company, which interest was subsequently increased to 80%. The Company is providing technical consultants to MQTECH through its Computec subsidiary. Revenue from MQTECH totaled approximately $1.3 million for fiscal 1998 and accounts receivable as of July 31, 1998 totaled approximately $629,000. This Director has provided a personal guarantee for payment of all present and future accounts receivable owed to the Company by MQTECH.

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