Form 10-Q
period 1998-10-31
DATA PROCESSING RESOURCES CORP
filed 1998-12-15
CIK 1005700

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

                    FOR THE QUARTER ENDED OCTOBER 31, 1998

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


                                (949) 553-1102
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares of common stock outstanding as of October 31, 1998 is 11,786,947.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     DATA PROCESSING RESOURCES CORPORATION

         INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION
                                 AND SIGNATURE

                                                                         PAGE
                                                                         -----
 PART I.  Financial Information
  Item 1. Consolidated Financial Statements
          Consolidated Balance Sheets as of October 31,1998 and July
           31, 1998....................................................      3
          Consolidated Statements of Income for the Three Months Ended
           October 31, 1998 and 1997...................................      4
          Consolidated Statements of Cash Flows for the Three Months
           Ended October 31, 1998 and 1997.............................      5
          Notes to Consolidated Financial Statements...................    6-9
  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  10-14
  Item 3. Quantitative and Qualitative Disclosures About Market Risk...     15

 PART II. Other Information............................................     16
  Item 1. Legal Proceedings............................................     16
  Item 2. Changes in Securities and Use of Proceeds....................     16
  Item 3. Defaults Upon Senior Securities..............................     16
  Item 4. Submission of Matters to Vote of Security Holders............     16
  Item 5. Other Information............................................     16
  Item 6. Exhibits and Reports on Form 8-K.............................     16

 SIGNATURE..............................................................    17

                     DATA PROCESSING RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           OCTOBER 31, JULY 31,
                                                              1998       1998
                                                           ----------- --------
                                                           (UNAUDITED)
                          ASSETS
Current Assets:
  Cash and Cash Equivalents...............................  $ 40,572   $ 40,581
  Investments.............................................    32,982     59,969
  Accounts Receivable (net of allowance for doubtful
   accounts of $1,950 and $1,246 as of October 31, 1998
   and July 31, 1998, respectively).......................    49,193     39,310
  Prepaid Expenses and Other Current Assets...............     4,360      4,601
  Deferred Tax Asset......................................       711        711
                                                            --------   --------
    Total Current Assets..................................   127,818    145,172
Property, net.............................................     5,213      4,092
Other Assets..............................................     1,013        757
Intangible Assets, net....................................   128,304    114,822
                                                            --------   --------
                                                            $262,348   $264,843
                                                            ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable and Accrued Liabilities................  $ 15,303   $ 29,793
  Income Taxes Payable....................................     3,553      1,305
                                                            --------   --------
  Total Current Liabilities...............................    18,856     31,098
Long-Term Deferred Income Taxes...........................       784        784
Long-Term Debt, net.......................................   111,466    111,288
Commitments and Contingencies
Shareholders' Equity:
  Preferred Stock; 2,000,000 shares authorized; no shares
   issued and outstanding.................................       --         --
  Common Stock; no par value; 20,000,000 shares
   authorized; 11,786,947 and 11,570,621 shares issued and
   outstanding as of October 31, 1998 and July 31, 1998,
   respectively...........................................   109,089    103,420
  Retained Earnings.......................................    22,153     18,253
                                                            --------   --------
    Total Shareholders' Equity............................   131,242    121,673
                                                            --------   --------
                                                            $262,348   $264,843
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

                     DATA PROCESSING RESOURCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS
                                                                ENDED OCTOBER
                                                                     31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
Revenues...................................................... $73,623  $45,094
Cost of Professional Services.................................  51,026   32,690
                                                               -------  -------
  Gross Margin................................................  22,597   12,404
Selling, General and Administrative Expenses..................  14,991    8,027
                                                               -------  -------
Operating Income..............................................   7,606    4,377
Interest (Expense) Income, net................................    (515)     127
                                                               -------  -------
Income Before Provision for Income Taxes......................   7,091    4,504
Provision for Income Taxes....................................   3,191    1,982
                                                               -------  -------
Net Income.................................................... $ 3,900  $ 2,522
                                                               =======  =======
Net Income per Share--Basic................................... $  0.33  $  0.23
                                                               =======  =======
Net Income per Share--Diluted................................. $  0.32  $  0.22
                                                               =======  =======
Weighted Average Common Shares Outstanding--Basic.............  11,660   11,033
                                                               =======  =======
Weighted Average Common Shares Outstanding--Diluted...........  12,042   11,457
                                                               =======  =======



   The accompanying notes are an integral part of the consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              OCTOBER 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.............................................. $   3,900  $  2,522
    Adjustments to Reconcile Net Income to Net Cash Used
     in Operating Activities:
      Depreciation........................................       299       124
      Amortization........................................     1,190       749
      Amortization of Debt Discount and Issue Costs.......       178       --
      Changes in Operating Assets and Liabilities, net of
       the Effect of Acquisitions:
        Accounts Receivable...............................    (9,127)   (4,104)
        Prepaid Expenses and Other Assets.................      (144)     (325)
        Accounts Payable and Accrued Liabilities..........    (2,574)     (141)
        Income Taxes Payable..............................     2,264       612
                                                           ---------  --------
          Net Cash Used in Operating Activities...........    (4,014)     (563)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid for Acquisitions, Net of Cash Acquired........   (12,860)      --
  Proceeds from the Sale of Investments Available for
   Sale...................................................    26,987       --
  Cash Paid for Earnout Obligations.......................    (9,190)   (1,496)
  Purchase of Property....................................    (1,393)     (430)
                                                           ---------  --------
          Net Cash Provided by (Used in) Investing
           Activities.....................................     3,544    (1,926)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Employee Stock Purchase Plan..............       386       144
  Proceeds from the Exercise of Stock Options.............        75       314
                                                           ---------  --------
          Net Cash Provided by Financing Activities.......       461       458
                                                           ---------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS:................        (9)   (2,031)
Cash and Cash Equivalents, Beginning of Period............    40,581    17,812
                                                           ---------  --------
Cash and Cash Equivalents, End of Period.................. $  40,572  $ 15,781
                                                           =========  ========
SUPPLEMENTAL INFORMATION--CASH PAID FOR:
  Interest................................................ $   3,190  $     17
                                                           =========  ========
  Income Taxes............................................ $   1,206  $  1,370
                                                           =========  ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Detail of Businesses Acquired in Purchase Transactions:
    Fair Value of Assets Acquired......................... $  16,101  $    734
    Common Stock Issued in Acquisitions...................    (2,356)     (344)
    Cash Paid for Acquisitions............................   (12,860)   (1,496)
                                                           ---------  --------
    Liabilities Assumed (Relieved)........................ $     885  $ (1,106)
                                                           =========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997

1. GENERAL

 Business

  Data Processing Resources Corporation ("DPRC or the Company"), a California corporation, is a leading specialty staffing company providing information technology services to a diverse group of corporate clients.

 Interim Financial Data

  The interim financial data as of October 31, 1998 and for the three months ended October 31, 1998 and 1997 is unaudited. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. For further information refer to the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended July 31, 1998. Certain reclassifications have been made in the consolidated financial statements to conform amounts previously reported for fiscal 1998 to the fiscal 1999 presentation.

2. ACQUISITIONS

  In fiscal 1998 and 1999, the Company completed four acquisitions as follows:

  In January 1998, the Company acquired substantially all of the assets and assumed certain liabilities of S3G, Inc., a Texas Corporation ("S3G").
Under the terms of the asset purchase agreement, the purchase price was $32.2 million, consisting of $28.2 million in cash and 204,552 shares of restricted DPRC common stock ("Common Stock"), valued at approximately $4.0 million. In addition, S3G has the right to receive certain additional consideration contingent upon S3G's adjusted earnings before interest and taxes through December 31, 1998. The earnout is payable 85% in cash and 15% in shares of restricted Common Stock. The first installment of the earnout payment, consisting of $5.8 million in cash and 32,880 shares of restricted Common Stock, valued at approximately $817,000, was paid in September 1998. The second and final installment of the earnout is due in March 1999 and will be recorded as an addition to goodwill.

  In May 1998, the Company acquired all of the outstanding capital stock of EXi Corp., a Minnesota Corporation ("EXi").

  In October 1998, the Company acquired substantially all of the assets and assumed certain liabilities of RIDGE Consultants, Inc. ("Ridge").

  In November 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Vista High-Tech Resources, Inc. and Vista High-Tech Resources of RI, Inc., (collectively, "Vista").

                     DATA PROCESSING RESOURCES CORPORATION

             FOR THE THREE MONTHS ENDED OCTOBER 31, 1988 AND 1997


2. ACQUISITIONS (CONTINUED)

  Unaudited pro forma consolidated results of operations for the three months ended October 31, 1998 and 1997 would have been as follows had the acquisition of S/3/G occurred as of the beginning of the period (in thousands, except per share data):

                                                                            THREE MONTHS
                                                                               ENDED
                                                                            OCTOBER 31,
                                                                                1997
                                                                            ------------
   Pro forma revenues......................................................   $49,462
   Pro forma net income....................................................   $ 3,002
   Pro forma net income per share--basic...................................   $  0.27
   Pro forma net income per share--diluted.................................   $  0.26
   Pro forma weighted average common shares outstanding--basic.............    11,238
   Pro forma weighted average common shares outstanding--diluted...........    11,662

  Pro forma adjustments have been applied to reflect the purchase of S/3/G including the addition of amortization related to the intangible assets acquired and reduction in interest income and additional interest expense.

  On June 16, 1998, the Company entered into a definitive merger agreement with Systems & Programming Consultants, Inc. ("SPC") which was subsequently amended on October 13 and October 20, 1998 (the "Amended Merger Agreement"). The Amended Merger Agreement contemplates accounting for the transaction as a pooling of interests with the purchase price payable entirely in Common Stock. The number of shares to be issued will be approximately 2,800,000 to 3,300,000 shares of Common Stock with such number to be determined based upon an implied purchase price of $71.5 million on the date the October 20, 1998 amendment to the merger agreement was signed, less deductions for certain payments and liabilities to be assumed by the Company, and a fixed price of $21.00 per share of the Common Stock. Of such number of shares, approximately two-thirds are expected to be issued upon consummation of the merger in exchange for the outstanding shares of SPC common stock and for the cancellation of certain SPC performance-based options and the remaining number of shares, approximately one-third, will be issued from time to time thereafter upon exercise of the SPC stock options under the SPC stock option plan being assumed by DPRC. The acquisition is subject to certain conditions, including but not limited to, obtaining the approval of the shareholders of the Company on or about December 21, 1998 and SPC on or about December 17, 1998. There can be no assurance that such acquisition will be completed or that if such acquisition is completed it will be for the expected consideration or on the terms contemplated.

  Unaudited pro forma combined results of operations for the three months ended October 31, 1998 and 1997 would have been as follows had the merger with SPC occurred as of the beginning of the respective periods:

                                                           THREE MONTHS ENDED
                                                               OCTOBER 31,
                                                           -------------------
                                                             1998      1997
                                                           --------- ---------
                                                             (IN THOUSANDS,
                                                            EXCEPT PER SHARE
                                                                  DATA)
   Pro forma revenues..................................... $  91,041 $  56,294
   Pro forma net income................................... $   4,551 $   2,785
   Pro forma net income per share--basic.................. $    0.33 $    0.22
   Pro forma net income per share--diluted................ $    0.31 $    0.20
   Pro forma weighted average common shares outstanding--
    basic.................................................    13,647    12,705
   Pro forma weighted average common shares outstanding--
    diluted...............................................    14,819    13,732

                     DATA PROCESSING RESOURCES CORPORATION

             FOR THE THREE MONTHS ENDED OCTOBER 31, 1988 AND 1997


2. ACQUISITIONS (CONTINUED)

  The pro forma net income for the three months ended October 31, 1998 includes a charge for deferred compensation associated with performance-vesting options on SPC.

  Upon the completion of the merger, the Company will record a charge representing all costs associated with the merger. Pro forma net income per share and weighted average shares outstanding are based on an assumed exchange ratio of 6.04 shares of DPRC Common Stock for each SPC share of common stock outstanding.

3. DEBT

  On March 24, 1998, the Company completed the sale of $115.0 million of its 5 1/4% convertible subordinated notes due 2005 (the "Notes") in a private offering under Rule 144A to qualified institutional buyers. The Notes are convertible at any time at the option of the holders into shares of Common Stock of DPRC at a conversion price of $35.50 per share of Common Stock of the Company. The Notes mature on April 1, 2005 and are non-callable for the first three years. The Company used a portion of the net proceeds of the offering for the purchase of acquisitions and earnout payments in the amount of approximately $22.1 million for the three months ended October 31, 1998. Interest is payable on April 1 and October 1 of each year. The Notes were recorded net of a discount and issue costs of $3,950,000, which is being amortized over seven years based on the effective interest method. As of October 31, 1998, accumulated amortization was $416,000. As of October 31, 1998, there have been no conversions of notes to Common Stock.

  The Company has a five-year, $60.0 million Revolving/Term Loan Agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $60.0 million principal amount, and bears interest at the prime rate to prime rate plus 1/2% or LIBOR plus 1/2% to 1 3/4% depending on defined financial conditions. At the end of three years, the outstanding principal balance on the facility converts to a two-year fully amortized term loan. The Credit Facility is guaranteed by the Company's subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries, including accounts receivable and equipment and a pledge of all of the stock of the Company's subsidiaries. The Credit Facility contains various covenants, including the maintenance of defined financial ratios such as net worth. As of October 31, 1998, the Company had no borrowings outstanding under the Credit Facility and was in compliance with bank covenants. The Company's Credit Facility prohibits the payment of dividends without the prior written consent of the lender.

4. RELATED PARTY TRANSACTIONS

  In fiscal 1994, one of the Company's larger clients desired to outsource its entire Information Systems department through an employee leasing arrangement. Because the Company does not provide such employee leasing services and was unable to provide a comparable employment benefit package to consultants working for the Company, Information Technology Resources, Inc. ("ITR"), was formed by the founder of the Company and certain other persons, including certain former employees of ITR's client, with the founder owning approximately 79.0% of the outstanding capital stock. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement effective August 1, 1997. Management fees earned by the Company were $45,000 and $153,000 for the three months ended October 31, 1998 and 1997, respectively. ITR also contracts with the Company for technical consultants to meet its staffing needs. For the three months ended October 31, 1998 and 1997, the Company recorded revenues of $693,000 and $720,000 from billing of ITR technical consultants, respectively.

                     DATA PROCESSING RESOURCES CORPORATION

             FOR THE THREE MONTHS ENDED OCTOBER 31, 1988 AND 1997


4. RELATED PARTY TRANSACTIONS (CONTINUED)

  In fiscal 1998, a member of DPRC's Board of Directors, who is also the President of one of the Company's operating subsidiaries, acquired 33% ownership interest in Message & Ques Tech., Inc. ("MQTECH"), a software development company, which interest was subsequently increased to 80%. The Company is providing technical consultants to MQTECH through Computec International Strategic Resources, Inc. ("Computec"), a subsidiary of the Company. Revenue from MQTECH totaled approximately $1.1 million for the three months ended October 31, 1998 and accounts receivable as of October 31, 1998 totaled approximately $567,000. This Director has provided a personal guarantee for payment of all present and future accounts receivable owed to the Company by MQTECH.

                     DATA PROCESSING RESOURCES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical consultants; manage growth; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; the Company's ability to address the potential exposures of Year 2000; and other factors described throughout this Form 10-Q and in the Company's Form 10-K/A (Amendment No. 1) for the year ended July 31, 1998. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, including the risk factors set forth in the Company's proxy and prospectus dated November 13, 1998.

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

  Revenues. Revenues increased $28.5 million, or 63.3%, to $73.6 million for the three months ended October 31, 1998 as compared to $45.1 million for the three months ended October 31, 1997. This increase resulted primarily from a combination of acquisitions, principally S/3/G, Inc. ("S/3/G") and EXi Corp. ("EXi"), and internal growth. The internal growth rate, which excludes revenue from the first twelve months after the closing of each acquisition, was approximately 36% as compared to 32% in the first quarter of fiscal 1998. Internal growth is due to a combination of: (i) new information technology projects; (ii) increased demand in the networking and communications market;
(iii) a broadening of the types of services being provided, such as packaged software implementations, network management and desktop services, Tandem and Year 2000 conversions; (iv) direct international recruiting through the Company's Computec subsidiary, as well as direct and indirect recruiting in the Far East; and (v) increased billing rates resulting from an increase in consultant wages.

  Gross Margin. Gross margin increased $10.2 million, or 82.2%, to $22.6 million, for the three months ended October 31, 1998 as compared to $12.4 million for the three months ended October 31, 1997. As a percentage of revenues, gross margin increased for the three months ended October 31, 1998 to 30.7% as compared to 27.5% for the same period in fiscal 1998. This gross margin percentage improvement reflects: (i) acquisitions of companies with higher gross margin business, such as packaged software implementation and software engineering (ii) emphasis on expansion of the higher margin businesses in existing markets, including network management and desktop services, Year 2000 conversions and software engineering; (iii) cross-selling of higher margin services, such as packaged software implementations and Tandem into all markets; and (iv) internal growth in the Company's international recruiting.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.0 million, or 86.8%, to $15.0 million for the three months ended October 31, 1998, as compared to $8.0 million for the three months ended October 31, 1997. Selling, general and administrative expenses also increased as a percentage of revenues to 20.4% for the three months ended October 31, 1998, as compared to 17.8% for the same period in fiscal 1998. This increase is primarily attributable to the increased amortization of intangible assets related to acquisitions, increased expenses related to corporate management personnel and infrastructure required to support actual and planned Company growth, and increased bad debt expense.

  Operating Income. Operating income increased $3.2 million, or 73.8%, to $7.6 million for the three months ended October 31, 1998 from $4.4 million for the same period in fiscal 1998. As a percentage of revenues, operating income increased to 10.3% for the three months ended October 31, 1998 as compared to 9.7% for the three months ended October 31, 1997 reflecting the increase in gross margins offset by the increase in selling, general and administrative expenses.

  Interest (Expense) Income, net. The Company had net interest expense of $515,000 for the three months ended October 31, 1998 as compared to net interest income of $127,000 for the three months ended October 31, 1997, primarily as a result of interest expense on the $115.0 million aggregate principal amount of 5 1/4% convertible subordinated notes issued in March 1998, which was offset by interest income from the investment of proceeds of those notes.

  Provision for Income Taxes. The Company's effective income tax rate increased to 45.0% for the three months ended October 31, 1998 from 44.0% for the three months ended October 31, 1997. The increase in the effective tax rate is primarily due to the effect of nondeductible amortization of goodwill and a reduction in the tax benefit associated with investment in short-term tax exempt cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and investments and working capital totaled $73.6 million and $109.0 million, respectively, as of October 31, 1998. Cash used in operating activities increased to $4.0 million for the three months ended October 31, 1998 as compared to $563,000 in the same period in fiscal 1998. The increases in cash used were due to the increased use of working capital primarily attributable to an increase in accounts receivable balances that resulted from the growth in revenue and an increase in the days sales outstanding ("DSO") to 61 days for the first quarter of fiscal 1999, and a reduction in accounts payable and accrued liabilities partially offset by higher operating income. The increase in DSO is primarily due to acquisitions, integration of acquisitions and increase in revenue.

  Cash provided by investing activities increased to $3.5 million in fiscal 1999 as compared to cash used in fiscal 1998 of $1.9 million. The increase in cash provided in fiscal 1999 is due primarily to the sale of investments of $27.0 million offset partially by cash used in connection with its ongoing acquisition program and earnouts related to previous acquisitions of $22.1 million.

  On March 24, 1998, the Company completed the sale of $115 million of its 5 1/4% convertible subordinated Notes due 2005. The Notes are convertible at any time at the option of the holders into shares of Common Stock of DPRC at a conversion price of $35.50 per share of Common Stock of the Company. The Notes mature on April 1, 2005 and are non-callable for the first three years. The Company used a portion of the net proceeds of the offering for the purchase acquisitions in the period and expects to use remaining net proceeds of the offering for working capital and other general corporate purposes, including acquisitions. Interest is payable on April 1 and October 1 of each year.

  The Company has a five-year, $60.0 million Revolving/Term Loan Agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $60.0 million principal amount, and bears interest at the prime rate to prime rate plus 1/2% or LIBOR plus 1/2% to 1 3/4%, depending on defined financial conditions. At the end of three years, the outstanding principal balance on the facility converts to a two-year fully amortized term loan. The Credit Facility contains various covenants, including the maintenance of defined financial ratios such as net worth. As of October 31, 1998, the Company had no borrowings outstanding under the Credit Facility and was in compliance with bank covenants.

  The Company previously completed the acquisition by merger of Computec International Strategic Resources, Inc. ("Computec") on April 30, 1997. The definitive agreement obligates the Company to make earnout payments contingent upon Computec's earnings before interest and taxes through December 31, 1998. Specifically, the earnout is conditioned upon Computec's obtaining a higher earnings before interest and taxes in calendar years 1997 and 1998 as compared to calendar years 1996 and 1997, respectively, and if achieved, will be calculated based upon a multiple of the calendar year's earnings before interest and taxes that is in excess of the prior year's earnings before interest and taxes. The earnout is payable 60% in cash and 40% in shares of restricted DPRC common stock ("Common Stock"). The aggregate amount of the initial consideration and the earnout may not exceed $70.0 million. The first installment of the earnout payment, consisting of $390,000 in cash and 14,970 shares of restricted Common Stock, was paid in October 1997. The second installment of the earnout payment, consisting of $2.3 million in cash and 51,854 shares of restricted Common Stock, was paid in June 1998. The third installment of the earnout payment, consisting of $3.4 million in cash and 73,078 shares of restricted Common Stock, was paid in September 1998. The fourth and final installment of the earnout is due in March 1999. Should Computec achieve its contingent earnout thresholds, the obligation under this arrangement could be material to the consolidated financial statements. The Company expects to pay any such earnout payment from existing cash and cash equivalents, investments, cash flow from operations and available borrowings under the Credit Facility.

  On January 27, 1998, the Company completed the acquisition of substantially all the assets of S/3/G for approximately $28.2 million in cash and 204,552 shares of restricted Common Stock, valued at approximately $4.0 million. The Company borrowed $25.5 million under the Credit Facility to finance a portion of the cash purchase price of such acquisition, which was subsequently repaid in fiscal 1998. The definitive purchase agreement obligates the Company to make additional earnout payments semi-annually contingent upon earnings before interest and taxes of the S/3/G business through December 31, 1998. The earnout is conditioned upon the S/3/G business first obtaining a 30.0% growth rate in calendar year 1998 as compared to calendar year 1997 and, if achieved, will be calculated based upon a multiple of the amount of the calendar year 1998 earnings before interest and taxes that is in excess of such threshold. The earnout is payable 85% in cash and 15% in shares of restricted Common Stock. The first installment of the earnout payment, consisting of $5.8 million in cash and 32,880 shares of restricted Common Stock, was paid in September 1998. The second and final installment of the earnout is due in March 1999. Should the S/3/G business achieve its earnout thresholds, the obligation under this arrangement could be material to the consolidated financial statements. The Company expects to pay any such earnout payment from existing cash and cash equivalents, investments, cash flow from operations and available borrowings under the Credit Facility.

  In October 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Vista High-Tech Resources, Inc. and Vista High-Tech Resources of RI, Inc., (collectively, "Vista"). Vista has the right to receive certain additional consideration contingent upon Vista's adjusted earnings before interest and taxes through July 31, 1999. The earnout is payable 65% in cash and 35% in shares of restricted Common Stock. The earnout is due on or before September 30, 1999.

  The Company is in the process of installing and implementing a new financial accounting system at a cost of up to $9.5 million. The new financial system is expected to take 18-24 months to fully install, test and implement in all regional office locations. The Company expects to pay the costs of this project with existing cash and cash equivalents, investments, cash flow from operations and available borrowings under the Credit Facility.

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

  The Company has completed an evaluation of the principal staffing and financial systems. These systems are licensed from, and maintained by, third-party software development companies, which the Company believes are Year 2000 compliant. The Company has obtained representations from these companies that indicate that the systems are Year 2000-compliant. In addition to those representations, the Company will conduct its own tests of these critical systems to ensure that they are Year 2000-compliant. The initial testing of these systems should be completed by March 31, 1999. In addition, the Company is currently in the process of installing a new financial system, which management believe is, and the software vendor has represented as being, Year 2000-compliant. The Company does not anticipate any significant disruptions of the business resulting from its principal staffing and financial systems.

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

  The Company has begun a review of other third-party vendors. The first phase of this review should be completed by December 31, 1998 and the second phase should be completed by March 31, 1999. The Company, however, believes that its exposure in regards to third-party vendors is minimal, as the Company is mainly a service provider and is not dependent on a supply of raw materials or inventory. With the exception of basic utilities, payroll processing, bank services and benefit administration, any disruption to the Company's other vendors is not likely to significantly disrupt the Company's business. The Company does rely on a third-party vendors for payroll processing and benefits administration. The payroll-processing vendor has indicated that its product is Year 2000-compliant. The Company is requesting documentation from the benefits administrator and should have an evaluation of their degree of readiness by December 31, 1998. The Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. As part of the second phase, the Company will be contacting major telecommunications and utility companies to determine whether any significant interruptions of service are probable. Notwithstanding the Company's efforts in this area, there can be no assurance that the Company can develop a contingency plan that effectively deals with a major failure of public infrastructure.

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

  The Company has begun a review of non-information technology systems, such as telephones, office equipment and facility-related systems. This first phase of identifying potential issues will be completed by January 31, 1999. The second phase of evaluating actual Year 2000 problems should be completed by March 31, 1999.

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

  Depending on the area involved, the Company is in either the first or second phase of its evaluation of Year 2000 issues. These phases are scheduled to be completed as discussed above. Upon completion of Phase 2 for each area, the contingency planning phase will begin. The Company anticipates that all it's evaluations and contingency plans will be completed and documented by June 30, 1999. There can be no assurance that any such plans will fully mitigate any potential failures or problems. Furthermore, there may be certain mission-critical third parties, such as utilities, telecommunication companies, or vendors where alternative arrangements or sources are limited or unavailable.

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

  Although the Company is not currently aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of mission-critical third-party systems, there can be no assurance, due to the overall complexity of the Year 2000 issue, that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including costs or related litigation, if any. The impact if such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.

                     DATA PROCESSING RESOURCES CORPORATION

                         QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk related to changes in interest rates. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K. The Company monitors the risks associated with interest rates and financial instrument positions.

  The Company's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

                     DATA PROCESSING RESOURCES CORPORATION

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  In connection with the earnout provisions of the merger agreement governing the acquisition on April 30, 1998 of Computec International Strategic Resources, Inc. ("Computec"), the Company issued 36,539 shares of restricted DPRC common stock to Christopher W. Lancashire and 36,539 shares of restricted DPRC common stock to his spouse, Alicia R. Lancashire, on September 18, 1998. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

  In connection with the earnout provisions of the purchase agreement governing the acquisition on January 27, 1998 of substantially all of the assets and assumption of certain liabilities of S3G, Inc., the Company issued 32,880 shares of restricted DPRC common stock on September 21, 1998 to MGM Holdings, Inc. (formerly S3G, Inc.). The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

  In connection with the Company's acquisition of substantially all of the assets and assumption of certain liabilities of RIDGE Consultants, Inc. ("RIDGE") on October 6, 1998, the Company issued 92,815 shares of restricted DPRC common stock. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  Not applicable

ITEM 5. OTHER INFORMATION

  Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

  Exhibit 10.1 Amendment No. 3 to Revolving/Term Loan Agreement *

  Exhibit 27.1 Financial Data Schedule

(b) REPORTS ON FORM 8-K

  The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the first quarter of fiscal 1999:

  Current Report on Form 8-K, dated August 6, 1998, reporting under Item 7 certain unaudited condensed financial statements of LEARDATA Info-Services, Inc., and Computec International Strategic Resources, Inc.
--------
* Previously filed as an exhibit to Form 10-K as of July 31, 1998

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 15th day of December, 1998.

                                          DATA PROCESSING RESOURCES
                                           CORPORATION

                                                 /s/ James A. Adams
                                          By: _________________________________
                                                     James A. Adams,
                                                 Chief Financial Officer