Form 10-Q
period 1999-01-31
DATA PROCESSING RESOURCES CORP
filed 1999-03-16
CIK 1005700

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For The Quarter Ended January 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares of common stock outstanding as of January 31, 1999 is 14,378,598.

================================================================================

                     DATA PROCESSING RESOURCES CORPORATION

         INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION
                                 AND SIGNATURE

                                                                         Page
                                                                         -----
 Part I.  Financial Information
  Item 1. Consolidated Financial Statements
          Consolidated Balance Sheets as of January 31, 1999
           (unaudited) and July 31, 1998...............................      3
          Consolidated Statements of Income for the Three Months and
           Six Months Ended January 31, 1999 and 1998 (unaudited)......      4
          Consolidated Statements of Cash Flows for the Six Months
           Ended January 31, 1999 and 1998 (unaudited).................      5
          Notes to Consolidated Financial Statements (unaudited).......    6-9
  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  10-15
  Item 3. Quantitative and Qualitative Disclosures About Market Risk...     16

 Part II. Other Information............................................     17
  Item 1. Legal Proceedings............................................     17
  Item 2. Changes in Securities and Use of Proceeds....................     17
  Item 3. Defaults Upon Senior Securities..............................     17
  Item 4. Submission of Matters to Vote of Security Holders............  17-18
  Item 5. Other Information............................................     19
  Item 6. Exhibits and Reports on Form 8-K.............................     19

 Signature..............................................................    20

                     DATA PROCESSING RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                          January 31, July 31,
                                                             1999       1998
                                                          ----------- --------
                                                          (unaudited)
                         ASSETS
Current Assets:
  Cash and Cash Equivalents..............................  $  45,463  $ 40,881
  Investments............................................     28,931    59,969
  Accounts Receivable (net of allowance for doubtful
   accounts of $1,950 and $1,369 as of January 31, 1999
   and July 31, 1998, respectively)......................     53,926    48,103
  Prepaid Expenses and Other Current Assets..............      8,517     4,601
  Deferred Tax Asset.....................................        711     1,538
                                                           ---------  --------
    Total Current Assets.................................    137,548   155,092
Property, net............................................      7,009     4,445
Other Assets.............................................        741       921
Intangible Assets, net...................................    164,646   114,822
                                                           ---------  --------
                                                           $ 309,944  $275,280
                                                           =========  ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable and Accrued Liabilities...............  $  49,854  $ 31,694
  Income Taxes Payable...................................        --      1,625
  Line of Credit.........................................        --      2,522
                                                           ---------  --------
  Total Current Liabilities..............................     49,854    35,841
Long-Term Deferred Income Taxes..........................        784       784
Long-Term Debt...........................................    111,283   111,288
Commitments and Contingencies
Shareholders' Equity:
  Common Stock; no par value; 60,000,000 and 20,000,000
   shares authorized as of January 31, 1999 and July 31,
   1998, respectively; 14,378,598 and 13,677,028 shares
   issued and outstanding as of January 31, 1999 and July
   31, 1998, respectively................................    121,732   110,421
  Compensation Expense Associated With Performance
   Vesting Options.......................................        --     (1,553)
  Retained Earnings......................................     26,291    18,499
                                                           ---------  --------
    Total Shareholders' Equity...........................    148,023   127,367
                                                           ---------  --------
                                                           $ 309,944  $275,280
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

                     DATA PROCESSING RESOURCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                       Three Months Ended   Six Months Ended
                                           January 31,         January 31,
                                       -------------------- ------------------
                                         1999       1998      1999      1998
                                       ---------  --------- --------  --------
Revenues..............................   $90,193    $56,183 $181,234  $112,477
Cost of Professional Services.........    62,877     40,868  126,128    81,250
                                         -------    ------- --------  --------
  Gross Margin........................    27,316     15,315   55,106    31,227
Selling, General and Administrative
 Expenses.............................    17,578     11,051   35,645    22,119
Merger-Related Expenses...............     3,054        --     3,054       --
Compensation Expense Associated With
 Performance-Vesting Options..........       --         --       932       --
                                         -------    ------- --------  --------
Operating Income......................     6,684      4,264   15,475     9,108
Interest (Expense) Income, net........      (905)        33   (1,445)      124
                                         -------    ------- --------  --------
Income Before Provision for Income
 Taxes................................     5,779      4,297   14,030     9,232
Provision for Income Taxes............     2,520      1,916    6,238     3,915
                                         -------    ------- --------  --------
Net Income............................   $ 3,259    $ 2,381 $  7,792  $  5,317
                                         =======    ======= ========  ========
Net Income per Share--Basic...........   $  0.23    $  0.18 $   0.55  $   0.40
                                         =======    ======= ========  ========
Net Income per Share--Diluted.........   $  0.22    $  0.17 $   0.54  $   0.39
                                         =======    ======= ========  ========
Weighted Average Common Shares
 Outstanding--Basic...................    14,229     13,324   14,056    13,290
                                         =======    ======= ========  ========
Weighted Average Common Shares
 Outstanding--Diluted.................    14,617     13,734   14,441    13,706
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

                     DATA PROCESSING RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                            Six Months Ended
                                                               January 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income............................................... $  7,792  $  5,317
    Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
      Depreciation.........................................      759       303
      Amortization.........................................    2,704     1,419
      Amortization of Debt Discount and Issue Costs........     (100)      --
      Compensation Expense Associated with Performance-
       Vesting Options.....................................      932       --
      Changes in Operating Assets and Liabilities, net of
       the Effect of Acquisitions:
        Accounts Receivable................................   (3,660)   (4,812)
        Deferred Income Taxes..............................      827       --
        Prepaid Expenses and Other Assets..................   (1,050)   (1,041)
        Accounts Payable and Accrued Liabilities...........    6,690       552
        Income Taxes Payable...............................   (3,562)     (889)
                                                            --------  --------
          Net Cash Provided by Operating Activities........   11,332       849
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid for Acquisitions, Net of Cash Acquired.........  (24,717)  (28,067)
  Proceeds from the Sale of Investments Available for
   Sale....................................................   31,038       --
  Cash Paid for Contingent Acquisition Obligations, net....   (9,190)   (1,384)
  Purchase of Property.....................................   (3,217)     (906)
                                                            --------  --------
          Net Cash Used in Investing Activities............   (6,086)  (30,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Line of Credit.............................   14,173    25,500
  Repayments of Line of Credit.............................  (16,695)     (799)
  Proceeds from Employee Stock Purchase Plan...............      784       388
  Issuance of Common Stock from Profit Sharing Plan........      --         22
  Purchase of Common Stock from Profit Sharing Plan........      (22)      --
  Proceeds from the Exercise of Stock Options..............    1,096     1,464
                                                            --------  --------
          Net Cash (Used in) Provided by Financing
         Activities........................................     (664)   26,575
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......    4,582    (2,933)
Cash and Cash Equivalents, Beginning of Period.............   40,881    17,816
                                                            --------  --------
Cash and Cash Equivalents, End of Period................... $ 45,463  $ 14,883
                                                            ========  ========
SUPPLEMENTAL INFORMATION--Cash paid for:
  Interest................................................. $  3,283  $    126
                                                            ========  ========
  Income Taxes............................................. $  7,314  $  4,894
                                                            ========  ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Tax Benefit of Stock Options Exercised................... $    738  $    418
  Other Receivable from Stock Options Exercised............ $    970  $    --
  Detail of Businesses Acquired in Purchase Transactions:
    Fair Value of Assets Acquired.......................... $ 32,397  $ 33,718
    Common Stock Issued in Acquisitions....................   (5,653)   (4,333)
    Cash Paid for Acquisitions.............................  (24,717)  (29,746)
                                                            --------  --------
    Liabilities (Relieved) Assumed......................... $  2,027  $   (361)
                                                            ========  ========
  Accrual to Satisfy Earnout Obligation.................... $ 23,200  $    --
  Shares Issued to Satisfy Earnout Obligation.............. $  2,837  $    --

   The accompanying notes are an integral part of the consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

         For the Three and Six Months Ended January 31, 1999 and 1998

1. General

 Business

  Data Processing Resources Corporation (DPRC or the Company), a California corporation, is a leading national specialty staffing company providing information technology services to a diverse group of corporate clients.

  On December 21, 1998, DPRC acquired Systems & Programming Consultants, Inc.
(SPC), a North Carolina corporation, pursuant to the terms of the Agreement and Plan of Merger, dated June 16, 1998, as amended on October 13, 1998 and on October 20, 1998, by and among DPRC, DPRC Acquisition Corp., a wholly owned subsidiary of DPRC (Merger Sub), SPC and certain shareholders of SPC (the Merger Agreement). The Merger Agreement stipulates that Merger Sub be merged with and into SPC, with SPC continuing as the surviving corporation as a wholly owned subsidiary of DPRC (the Merger). The consideration delivered in connection with the Merger was paid in shares of DPRC common stock. In the Merger, each outstanding share of SPC common stock was converted into 6.399204 shares of DPRC common stock (approximately 2.2 million shares of DPRC common stock). No fractional shares were issued. Additionally, DPRC assumed the outstanding options under the SPC Stock Option Plan. Such SPC options are fully vested and exercisable to purchase approximately 1.1 million shares of DPRC common stock at a weighted average option exercise price of approximately $4.06 per share. The Merger was approved on December 17, 1998, at a special meeting of SPC shareholders and on December 21, 1998, at a special meeting of DPRC shareholders. The effective date of the Merger was December 21, 1998.

  The consolidated financial statements, included herein, give retroactive effect, for all periods presented, to the Merger, as such business combination has been accounted for as a pooling of interests, in accordance with generally accepted accounting principles.

 Interim Financial Data

  The interim financial data as of January 31, 1999 and for the three and six months ended January 31, 1999 and 1998 is unaudited. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. This report should be read in conjunction with the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended July 31, 1998, Form 10-Q for the quarter ended October 31, 1998, the Company's Registration Statement on Form S-4 (No. 333-61017) as declared effective by the Securities and Exchange Commission on November 13, 1998, and the Company's Current Report on Form 8-K, dated March 1, 1999, which gives retroactive effect to the Merger with SPC. Certain reclassifications have been made in the consolidated financial statements to conform amounts previously reported for fiscal 1998 to the fiscal 1999 presentation.

2. Summary of Significant Accounting Policies

  Net Income Per Share--In the second quarter of 1998, the Company adopted SFAS No. 128 "Earnings Per Share." SFAS No. 128 redefines earnings per share under generally accepted accounting principles. Under the new standard, primary net income per share is replaced by basic net income per share and fully diluted net income per share is replaced by diluted net income per share. All historical earnings per share information has been restated as required by SFAS No. 128.

                     DATA PROCESSING RESOURCES CORPORATION

         For the Three and Six Months Ended January 31, 1999 and 1998


2. Summary of Significant Accounting Policies (continued)

  Basic net income per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the conversion of all shares of the Company's convertible preferred stock into common stock and the exercise of all in-the-money stock options. Common equivalent shares have not been included where inclusion would be antidilutive. The effect of the 5 1/4% convertible subordinated notes issued in March 1998 was not dilutive at January 31, 1999.

3. Acquisitions

  In fiscal 1998 and 1999, the Company completed four acquisitions accounted for as purchases, and SPC, which was accounted for as a pooling of interests. The excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 25 years. The consolidated financial statements of the Company include the results of operations for each acquired business from the acquisition date. A summary of the acquisitions in fiscal 1998 and 1999 is as follows:

  In January 1998, the Company acquired substantially all of the assets and assumed certain liabilities of S/3/G, Inc., a Texas Corporation (S/3/G). Under the terms of the asset purchase agreement, the purchase price was $32.2 million, consisting of $28.2 million in cash and 204,552 shares of restricted DPRC common stock. In addition, the former shareholder of S/3/G has the right to receive certain additional consideration contingent upon S/3/G's adjusted earnings before interest and taxes through December 31, 1998. The earnout is payable semi-annually, 85% in cash and 15% in shares of restricted common stock. The first installment of the earnout payment, consisting of $5.8 million in cash and 32,880 shares of restricted common stock, was paid in September 1998. The second installment of the earnout consisting of $19.7 million in cash and 137,501 shares of restricted common stock was paid in March 1999, and recorded in intangible assets and accounts payable and accrued liabilities as of January 31, 1999. A final adjustment to the earnout is due in March 1999 and is estimated to range between zero and $6 million depending primarily on subsequent cash collections of outstanding receivables.

  In May 1998, the Company acquired by merger all of the outstanding capital stock of EXi Corp., a Minnesota Corporation (EXi).

  In October 1998, the Company acquired substantially all of the assets and assumed certain liabilities of RIDGE Consultants, Inc. (Ridge).

  In November 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Vista High-Tech Resources, Inc. and Vista High-Tech Resources of RI, Inc. (collectively, Vista).

  In December 1998, the Company acquired SPC pursuant to the terms of the Agreement and Plan of Merger, dated June 16, 1998, as amended on October 13, 1998 and on October 20, 1998, by and among DPRC, DPRC Acquisition Corp., a wholly owned subsidiary of DPRC (Merger Sub), SPC and certain shareholders of SPC (the Merger Agreement). The Merger Agreement stipulates that Merger Sub be merged with and into SPC, with SPC continuing as the surviving corporation as a wholly owned subsidiary of DPRC (the Merger). The consideration delivered in connection with the Merger was paid in shares of DPRC common stock. In the Merger, each outstanding share of SPC common stock was converted into 6.399204 shares of DPRC common stock (approximately 2.2 million shares of DPRC common stock). No fractional shares were issued. Additionally, DPRC assumed the outstanding options under the SPC Stock Option Plan. Such SPC options are fully vested and exercisable to purchase approximately 1.1 million shares of DPRC common stock at a weighted average

                     DATA PROCESSING RESOURCES CORPORATION

         For the Three and Six Months Ended January 31, 1999 and 1998

3. Acquisitions (continued)

option exercise price of approximately $4.06 per share. The Merger was approved on December 17, 1998, at a special meeting of SPC shareholders and on December 21, 1998, at a special meeting of DPRC shareholders. The effective date of the Merger was December 21, 1998.

  Unaudited pro forma consolidated results of operations for the six months ended January 31, 1998 would have been as follows had the acquisition of S/3/G occurred as of the beginning of the period (in thousands, except per share data):

                                                                    Six Months
                                                                       Ended
                                                                    January 31,
                                                                       1998
                                                                    -----------
   Pro forma revenues..............................................  $119,477
   Pro forma net income............................................  $  5,914
   Pro forma net income per share--basic...........................  $   0.44
   Pro forma net income per share--diluted.........................  $   0.43
   Pro forma weighted average common shares outstanding--basic.....    13,435
   Pro forma weighted average common shares outstanding--diluted...    13,911

  Pro forma adjustments have been applied to reflect the purchase of S/3/G including the addition of amortization related to the intangible assets acquired and reduction in interest income and additional interest expense.

  The above pro forma financial data is based on management's preliminary assumptions regarding purchase accounting adjustments for the S/3/G acquisition based on currently available information. The final allocation of the purchase price for the S/3/G acquisition will be adjusted to the extent that actual amounts differ from management's estimates.

4. Debt

  On March 24, 1998, the Company completed the sale of $115.0 million of its 5 1/4% convertible subordinated notes due 2005 (the "Notes") in a private offering under Rule 144A to qualified institutional buyers. The Notes are convertible at any time at the option of the holders into shares of common stock of DPRC at a conversion price of $35.50 per share of common stock of the Company. The Notes mature on April 1, 2005 and are non-callable for the first three years. The Company used a portion of the net proceeds of the offering for the purchase of acquisitions and earnout payments in the amount of approximately $33.9 million for the six months ended January 31, 1999. Interest is payable on April 1 and October 1 of each year, commencing on October 1, 1998. The Notes were recorded net of a discount and issue costs of $3,950,000, which will be amortized over seven years based on the effective interest method. As of January 31, 1999, accumulated amortization was $233,000. As of January 31, 1999, there have been no conversions of notes to common stock.

  The Company has a five-year, $60.0 million Revolving/Term Loan Agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $60.0 million principal amount, and bears interest at the prime rate to prime rate plus 0.50% or LIBOR plus 0.50% to 1.75% depending on defined financial conditions. At the end of three years, the outstanding principal balance on the facility converts to a two-year fully amortized term loan. The Credit Facility is guaranteed by the Company's subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries, including accounts receivable and equipment and a pledge of all of the stock of the Company's subsidiaries. The Credit Facility contains various

                     DATA PROCESSING RESOURCES CORPORATION

         For the Three and Six Months Ended January 31, 1999 and 1998

4. Debt (continued)

covenants, including the maintenance of defined financial ratios such as net worth. As of January 31, 1999, the Company had no borrowings outstanding under the credit facility and was in compliance with bank covenants. The Company's Credit Facility prohibits the payment of dividends without the prior written consent of the lender.

5. Related Party Transactions

  Information Technology Resources, Inc. ("ITR") was formed by the founder of the Company and certain other persons, including certain former employees of ITR's client, with the founder owning approximately 79.0% of the outstanding capital stock. Effective as of December 31, 1998, the founder sold a portion of her stock of ITR to reduce her ownership interest to less than 10.0% of the outstanding capital stock. As a result of this arrangement, the Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement. Effective August 1, 1997 the management service agreement with ITR was renegotiated to reflect a reduction in the management fee. Management fees earned by the Company were $90,000 and $243,000 for the six months ended January 31, 1999 and 1998, respectively. ITR also contracts with the Company for technical consultants to meet its staffing needs. For the six months ended January 31, 1999 and 1998, the Company recorded revenues of $1,341,000 and $1,499,000 from billing of ITR technical consultants, respectively.

  In fiscal 1998, a member of DPRC's Board of Directors, who was also the President of one of the Company's operating subsidiaries, acquired a 33% ownership interest in Message & Ques Tech., Inc. ("MQTECH"), a software development company, which interest was subsequently increased to 80%. The Company was providing technical consultants to MQTECH through its Computec subsidiary. Revenue from MQTECH totaled approximately $2.0 million for the six months ended January 31, 1999 and accounts receivable as of January 31, 1999 totaled approximately $798,000. This former Director has provided a personal guarantee for payment of all accounts receivable owed to the Company through February 28, 1999, by MQTECH. After this date, the Company does not anticipate receiving any revenues from or continuing to do business with MQTECH.

                     DATA PROCESSING RESOURCES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical consultants; manage growth; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; and other factors described throughout this Form 10-Q, the Company's Form 10-Q for the three months ended October 31, 1998, and in the Company's Form 10-K/A (Amendment No. 1) for the year ended July 31, 1998, and the Company's Current Report on Form 8-K, dated March 1, 1999, which gives retroactive effect to the Merger with SPC. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, including the risk factors set forth in the Company's proxy and prospectus dated November 13, 1998.

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

  Revenues. Revenues increased $34.0 million, or 60.5%, to $90.2 million for the three months ended January 31, 1999 as compared to $56.2 million for the three months ended January 31, 1998. This increase resulted primarily from the contribution of revenues from the acquisitions of S/3/G (acquired in January
1998), EXi (acquired in May 1998), Ridge Consultants (acquired in October
1998), and Vista (acquired in November 1998). These acquisitions contributed $16.6 million of incremental revenue, or 29.5%. The remaining $17.4 million increase in revenue is attributed to internal growth. Internal growth is due to a combination of: (i) new information technology projects; (ii) increased demand in the networking and communications market; (iii) a broadening of the types of services being provided, such as packaged software implementations, network management and desktop services, Tandem and Year 2000 conversions;
(iv) direct international recruiting through the Company's Computec subsidiary, as well as direct and indirect recruiting in the Far East; and (v) increased billing rates resulting from an increase in consultant wages.

  Gross Margin. Gross margin increased $12.0 million, or 78.4%, to $27.3 million, for the three months ended January 31, 1999 as compared to $15.3 million for the three months ended January 31, 1998. As a percentage of revenues, gross margin increased for the three months ended January 31, 1999 to 30.3% as compared to 27.3% for the same period in fiscal 1998. This gross margin percentage improvement reflects higher gross margins from: (i) acquisitions of companies with higher gross margin business, such as packaged software implementation, software engineering, and Microsoft Solutions; (ii) emphasis on expansion of the higher margin businesses in existing markets, including network management and desktop services; and (iii) internal growth in the Company's international recruiting.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $9.6 million, or 86.7%, to $20.6 million for the three months ended January 31, 1999, as compared to $11.0 million for the three months ended January 31, 1998. Selling, general and administrative expenses also increased as a percentage of revenues to 22.9% for the three months ended January 31, 1999, as compared to 19.7% for the same period in fiscal 1998. This increase is primarily attributable to:
(i) the one-time merger expenses attributed to the acquisition of SPC of $3.1 million; (ii) increased amortization expense from intangible assets related to the acquisitions of $900,000; (iii) increased expenses related to corporate management personnel of $4.1 million; (iv) infrastructure required to support actual and planned Company growth of $1.3 million; and (v) increased allowance for bad debts of $400,000.

  Operating Income. Operating income increased $2.4 million, or 56.7%, to $6.7 million for the three months ended January 31, 1999 from $4.3 million for the same period in fiscal 1998. The increase in operating income primarily reflected the increase in gross margin percentage, offset by the merger-related expenses of $3.1 million incurred during the second quarter of fiscal year 1999.

  Interest (Expense) Income, net. The Company had net interest expense of $905,000 for the three months ended January 31, 1999 as compared to net interest income of $33,000 for the three months ended January 31, 1998, primarily as a result of interest expense on the $115.0 million aggregate principal amount of 5 1/4% convertible subordinated notes issued in March 1998, which was offset by interest income from the investment of proceeds of those notes.

  Provision for Income Taxes. The Company's effective income tax rate decreased to 43.6% for the three months ended January 31, 1999 from 44.6% for the three months ended January 31, 1998. The decrease in the effective tax rate is primarily due to a decrease in non-deductible amortization of goodwill as a percentage of taxable income.

Six Months Ended January 31, 1999 Compared to Six Months Ended January 31,
1998

  Revenues. Revenues increased $68.8 million, or 61.1%, to $181.2 million for the six months ended January 31, 1999 as compared to $112.5 million for the six months ended January 31, 1998. This increase resulted primarily from the contribution of revenues from the acquisitions of S/3/G (acquired in January
1998), EXi (acquired in May 1998), Ridge Consultants (acquired in October
1998), and Vista (acquired in November 1998). These acquisitions contributed $30.5 million of incremental revenue, or 27.1%. The remaining increase in revenue is attributed to an internal growth of $38.3 million. Internal growth is due to a combination of: (i) new information technology projects; (ii) increased demand in the networking and communications market; (iii) a broadening of the types of services being provided, such as packaged software implementations, and network management and desktop services; (iv) direct international recruiting through the Company's Computec subsidiary, as well as direct and indirect recruiting in the Far East; and (v) increased billing rates resulting from an increase in consultant wages.

  Gross Margin. Gross margin increased $23.9 million, or 76.5%, to $55.1 million, for the six months ended January 31, 1999 as compared to $31.2 million for the six months ended January 31, 1998. As a percentage of revenues, gross margin increased for the six months ended January 31, 1999 to 30.4% as compared to 27.8% for the same period in fiscal 1998. This gross margin percentage improvement reflects higher gross margins from: (i) acquisitions of companies with higher gross margin business, such as packaged software implementation, software engineering, and Microsoft Solutions; (ii) emphasis on expansion of the higher margin businesses in existing markets, including network management and desktop services; and (iii) internal growth in the Company's international recruiting.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $17.5 million, or 79.2%, to $39.6 million for the six months ended January 31, 1999, as compared to $22.1 million for the six months ended January 31, 1998. Selling, general and administrative expenses also increased as a percentage of revenues to 21.9% for the six months ended January 31, 1999, as compared to 19.7% for the same period in fiscal 1998. This increase is primarily attributable to the transaction costs related to the SPC merger of $3.1 million, and compensation expense associated with performance vesting stock options related to the SPC merger of $900,000. Merger-related charges included in selling, general and administrative expenses accounted for 2.2% of revenue for the six months ended January 31, 1999.

  Operating Income. Operating income increased $6.4 million, or 69.9%, to $15.5 million for the six months ended January 31, 1999 from $9.1 million for the same period in fiscal 1998. The increase in operating income primarily reflected the increase in gross margin percentage, offset by the merger-related expenses and compensation expense associated with performance-vesting options of $4.0 million incurred during the six months ended January 31, 1999.

  Interest (Expense) Income, net. The Company had net interest expense of $1.4 million for the six months ended January 31, 1999 as compared to net interest income of $124,000 for the six months ended January 31, 1998, primarily as a result of interest expense on the $115.0 million aggregate principal amount of 5 1/4% convertible subordinated notes issued in March 1998, which was offset by interest income from the investment of proceeds of those notes.

  Provision for Income Taxes. The Company's effective income tax rate increased to 44.5% for the six months ended January 31, 1999 from 42.4% for the six months ended January 31, 1998. The increase in the effective tax rate is primarily due to a decrease in non-deductible amortization of goodwill as a percentage of taxable income.

Liquidity and Capital Resources

  Cash, cash equivalents and investments was $74.4 million, and working capital totaled $87.7 million, as of January 31, 1999. Cash provided by operating activities increased to $11.3 million for the six months ended January 31, 1999 as compared to $849,000 in the same period in fiscal 1998. The increase in cash provided was primarily due to an increase in net income and a decrease in the days sales outstanding from 58 days in the six months ended January 31, 1998, to 56 days in the six months ended January 31, 1999.

  Cash used in investing activities decreased to $6.1 million for the six months ended January 31, 1999, as compared to cash used of $30.4 million in the same period in fiscal 1998. The decrease in cash used in fiscal 1999 is due primarily to the proceeds from the sale of investments of $31.0 million offset partially by cash used in connection with its ongoing acquisition program and earnouts related to previous acquisitions.

  On March 24, 1998, the Company completed the sale of $115 million of its 5 1/4% convertible subordinated Notes due 2005. The Notes are convertible at any time at the option of the holders into shares of common stock of DPRC at a conversion price of $35.50 per share of common stock of the Company. The Notes mature on April 1, 2005 and are non-callable for the first three years. The Company used a portion of the net proceeds of the offering for acquisitions in the period and expects to use remaining net proceeds of the offering for working capital and other general corporate purposes, including acquisitions. Interest is payable on April 1 and October 1 of each year. Interest payments commenced on October 1, 1998.

  The Company has a five-year, $60.0 million Revolving/Term Loan Agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $60.0 million principal amount, and bears interest at the prime rate to prime rate plus 0.50% or LIBOR plus 0.50% to 1.75%, depending on defined financial conditions. At the end of three years, the outstanding principal balance on the facility converts to a two-year fully amortized term loan. The Credit Facility contains various covenants, including the maintenance of defined financial ratios such as net worth. As of January 31, 1999, the Company had no borrowings outstanding under the Credit Facility and was in compliance with bank covenants.

  The Company previously completed the acquisition by merger of Computec International Strategic Resources, Inc. ("Computec") on April 30, 1997. The definitive agreement obligates the Company to make earnout payments contingent upon Computec's adjusted earnings before interest and taxes through December 31, 1998. Specifically, the earnout is conditioned upon Computec's obtaining a higher earnings before interest and taxes in calendar years 1997 and 1998 as compared to calendar years 1996 and 1997, respectively, and if achieved, will be calculated based upon a multiple of the calendar year's earnings before interest and taxes that is in excess of the prior year's earnings before interest and taxes. The earnout is payable 60% in cash and 40% in shares of restricted common stock. The aggregate amount of the initial consideration and the earnout may not exceed $70.0 million. The final installment of the earnout is due in April 1999. The Company believes that the final earnout payment, as adjusted, should be approximately $4 million. Although the parties are still in the process of preparing and reviewing the earnout calculation, based on the communications to date, the Company anticipates that the former shareholder may disagree with approximately $8 million of such adjustments and may contend that the final payment should be approximately $12 million. Although there is no legal action currently pending, the Company has given written notice of its desire to resolve this issue under the dispute resolution mechanisms of the merger agreement, and if necessary will demand mediation and arbitration to resolve the amount of the final payment. As a result, the ultimate amount of the final earnout payment to be made by the Company is presently uncertain. The Company expects to pay any such earnout payment from existing cash and cash equivalents, investments, cash flow from operations and available borrowings under the Credit Facility.

  On January 27, 1998, the Company completed the acquisition of substantially all the assets of S/3/G for approximately $28.2 million in cash and 204,552 shares of restricted DPRC common stock. The Company borrowed $25.5 million under the credit facility to finance a portion of the cash purchase price of such acquisition. The definitive purchase agreement obligates the Company to make additional earnout payments semi-annually contingent upon earnings before interest and taxes of the S/3/G business through December 31, 1998. The earnout is conditioned upon the S/3/G business first obtaining a 30.0% growth rate in calendar year 1998 as compared to calendar year 1997 and, if achieved, will be calculated based upon a multiple of the amount of the calendar year 1998 earnings before interest and taxes that is in excess of such threshold. The earnout is payable semi-annually, 85% in cash and 15% in shares of restricted common stock. The second installment of the earnout consisting of $19.7 million in cash and 137,501 shares of restricted common stock was paid in March 1999, and recorded in intangible assets and accounts payable and accrued liabilities as of January 31, 1999. A final adjustment to the earnout is due in March 1999 and is estimated to range between zero and $6 million depending primarily on subsequent cash collection of outstanding receivables.

  In November 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Vista High-Tech Resources, Inc. and Vista High-Tech Resources of RI, Inc. (collectively, "Vista"). Vista has the right to receive certain additional consideration contingent upon Vista's adjusted earnings before interest and taxes through July 31, 1999. The earnout is payable 65% in cash and 35% in shares of restricted common stock. The earnout is due on or before September 30, 1999 and will be recorded as an addition to goodwill.

  The Company is in the process of installing and implementing a new Enterprise Resource Planning (ERP) system at a cost of up to $9.5 million. The new ERP system is expected to take 18-24 months to fully install, test and implement in all office locations. The Company expects to pay the costs of this project with existing cash and cash equivalents, investments, cash flow from operations and available borrowings under the Credit Facility.

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

  The Company believes that the existing cash and cash equivalents, investments, cash flow from operations and available borrowings under the Credit Facility will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months, although the Company is evaluating various potential acquisitions which could require a substantial portion of the existing cash and cash equivalents, investments, cash flow from operations and availability under the Credit Facility and could be completed within the next 12 months. To the extent the Company uses all of its cash resources and existing credit for acquisitions, the Company may be required to obtain additional funds, if available, through additional borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

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

  The Company has completed an evaluation of the principal staffing and financial systems. These systems are licensed from, and maintained by, third-party software development companies, which the Company believes are Year 2000 compliant. The Company has obtained representations from these companies that indicate that the systems are Year 2000-compliant. In addition to those representations, the Company will conduct its own tests of these critical systems to ensure that they are Year 2000-compliant. The initial testing of these systems should be completed by March 31, 1999. In addition, the Company is currently in the process of installing a new financial system, which management believes is, and the software vendor has represented as being, Year 2000-compliant. The Company does not anticipate any significant disruptions of the business resulting from its principal staffing and financial systems.

  The Company has completed the first phase of an evaluation of the mission critical software used on the Company's internal computer network. Software used on the Company's internal computer network is substantially all licensed from major software vendors that have represented that their products are compliant or will be compliant by January 1, 2000. The Company is currently in the second phase of the process, which involves investigating, testing and documenting these facts for each software product, supported by the Company. This phase is expected to be complete by March 31, 1999. The Company does not anticipate any significant disruptions of the business resulting from such software.

  The Company completed a review of other third-party vendors in December 1998. The Company is investigating those third party vendors that are considered critical to determine their state of Year 2000 readiness. That will be completed by April 30, 1999. The Company, however, believes that its exposure in regards to third-party vendors is minimal, as the Company is mainly a service provider and is not dependent on a supply of raw materials or inventory. With the exception of basic utilities, payroll processing, bank services and benefit administration, any disruption to the Company's other vendors is not likely to significantly disrupt the Company's business.

  The Company does rely on third-party vendors for payroll processing and benefits administration. The payroll- processing vendor has indicated that its product is Year 2000-compliant. The Company is in the process of selecting a new benefits administrator and is expected to complete the selection by September 1, 1999. Year 2000 compliance is a criterion for administrator selection.

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

  The Company has begun an evaluation of the potential risks associated with its customers' Year 2000 issues. The Company is in the process of evaluating whether a potential disruption of revenue could result from a Year 2000 problem in a customer's system. The first phase will involve polling of the Company's customers and consultants. The first phase should be completed by March 31, 1999. The second phase will be planned based on the results of the initial evaluation. The Company feels that Year 2000 issues are not likely to cause a significant disruption of development projects that its consultants are working on and may, in some cases, actually create a demand for more consultant hours in order to respond to Year 2000 disruptions.

  The Company has begun a review of non-information technology systems, such as telephones, office equipment and facility-related systems. This first phase of identifying potential issues was completed in January 1999. The second phase of evaluating actual Year 2000 problems should be completed by June 30, 1999.

  The Company does not believe that it will need to acquire any significant new software systems in response to Year 2000 issues. The decision to develop and implement a new ERP system was made independent of Year 2000 concerns for the purposes of improving the Company's efficiency and financial reporting capabilities. Most of the cost related to Year 2000 will be for additional technical services retained to supplement the existing information systems staff for Year 2000 projects. The Company has incurred approximately $48,000 thus far on Year 2000 issues and expects to incur another $400,000 to complete the project.

  The Company is in the second phase of its evaluation of Year 2000 issues for all areas. This phase is scheduled to be completed as discussed above. Upon completion of Phase 2 for each area, the contingency planning phase will begin. The Company anticipates that all of its evaluations and contingency plans will be completed by June 30, 1999. There can be no assurance that any such plans will fully mitigate any potential failures or problems. Furthermore, there may be certain mission-critical third parties, such as utilities, telecommunication companies, or vendors where alternative arrangements or sources are limited or unavailable.

  The extent and magnitude of the Year 2000 problem as it will affect the Company, both before, and for some period after, January 1, 2000, is difficult to predict or quantify for a number of reasons. Among the most important are the lack of control over systems that are used by the third parties who are critical to the Company's operation, such as telecommunications and utilities companies, the complexity of testing interconnected networks and applications that depend on third-party networks and the uncertainty surrounding how others will deal with liability issues raised by Year 2000-related failures. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite the Company's implementation of the plan.

  Although the Company is not currently aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of mission-critical third-party systems, there can be no assurance, due to the overall complexity of the Year 2000 issue, that the Company will not experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including costs or related litigation, if any. The impact of such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.

                     DATA PROCESSING RESOURCES CORPORATION

                         QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk related to changes in interest rates. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K/A (as amended) for the year ended July 31, 1998. The Company monitors the risks associated with interest rates and financial instrument positions.

  The Company's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

                     DATA PROCESSING RESOURCES CORPORATION

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  On April 30, 1997, the Company acquired by merger Computec International Strategic Resources, Inc. ("Computec"). The merger agreement provides that the Company will make earnout payments contingent upon Computec's earnings before interest and taxes through December 31, 1998 to Christopher Lancashire, the former owner of Computec, who was a director of the Company during such time period, and his wife and related trust. The first installment of the earnout payment was paid in October 1997, the second installment was paid in June 1998, the third installment was paid in September 1998 and the fourth installment is due in April 1999. Each of the earnout payments is payable 60% in cash and 40% in shares of the Company's restricted common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company believes that the final earnout payment, as adjusted, should be approximately $4 million. Although the parties are still in the process of preparing and reviewing the earnout calculation, based on the communications to date, the Company anticipates that the Lancashires may disagree with approximately $8 million of such adjustments and may contend that the final payment should be approximately $12 million. Although there is no legal action currently pending, the Company has given written notice of its desire to resolve this issue under the dispute resolution mechanisms of the merger agreement, and if necessary will demand mediation and arbitration to resolve the amount of the final payment. As a result, the ultimate amount of the final earnout payment to be made by the Company is presently uncertain.

Item 2. Changes in Securities and Use of Proceeds

  On December 21, 1998, the Company amended its Articles of Incorporation to increase from 20.0 million to 60.0 million the number of authorized shares of common stock of the Company. This amendment to the Company's Articles of Incorporation was approved by the shareholders at the Company's Special Meeting of Shareholders held on December 21, 1998.

  In connection with the Company's acquisition of substantially all of the assets and assumption of certain liabilities of Vista High-Tech Resources, Inc. and Vista High-Tech Resources of RI, Inc. on November 6, 1998, the Company issued 147,807 shares of restricted common stock. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

Item 3. Defaults Upon Senior Securities

  Not applicable

Item 4. Submission of Matters to Vote of Security Holders

  The Company's Special Meeting of Shareholders was held on December 21, 1998. Proposal 1, submitted to a vote of shareholders at the meeting, was to approve the Agreement and Plan of Merger, dated as of June 16, 1998, as amended October 13, 1998 and October 20, 1998 by and among the Company, DPRC Acquisition Corp., a wholly-owned subsidiary of the Company, Systems & Programming Consultants, Inc. (SPC) and certain shareholders of SPC, pursuant to which DPRC Acquisition Corp. would be merged with and into SPC, with SPC surviving as a wholly-owned subsidiary of the Company. Votes cast were as follows:

   For                  Against                     Abstain                     Broker Non-Votes
   7,901,386            2,400                       1,715                       12,486

  The proposal was approved.

  Proposal 2, submitted to a vote of shareholders at the meeting, was to approve the issuance of common stock of the Company in the merger with Systems & Programming Consultants, Inc. Votes cast were as follows:

   For                  Against                     Abstain                     Broker Non-Votes
   7,900,779            2,947                       1,775                       12,486

  The proposal was approved.

  Proposal 3, submitted to a vote of shareholders at the meeting, was to approve an amendment to the Company's Articles of Incorporation to increase the authorized shares of common stock of the Company from 20.0 million to 60.0 million. Votes cast were as follows:

   For                  Against                     Abstain                     Broker Non-Votes
   7,058,908            855,842                     3,237                       0

  The proposal was approved.

  Proposal 4, submitted to a vote of shareholders at the meeting, was to approve an amendment to the Company's 1994 Stock Option Plan, As Amended, to increase the number from 2.0 million to 3.0 million of shares of stock available for issuance upon exercise of options granted under the plan. Votes cast were as follows:

   For                 Against                     Abstain                   Broker Non-Votes
   6,516,689           1,385,485                   3,327                     12,486

  The proposal was approved.

  The Company's Annual Meeting of Shareholders was held on January 20, 1999. Proposal 1, submitted to a vote of shareholders at the meeting, was the election of Directors. The following Directors were elected at the meeting as all of the Directors of the Company, with the number of votes cast for or against each Director or abstentions for each Director being set forth after his or her respective name:

   Name                       Votes For           Votes Against           Abstentions
   Mary Ellen Weaver          8,259,520                 0                 18,798
   David M. Connell           8,259,250                 0                 18,798
   J. Christopher Lewis       8,276,658                 0                  1,660
   Patrick C. Haden           8,276,658                 0                  1,660
   Thomas G. Carlisle         8,258,832                 0                 19,486

  There were no broker non-votes recorded.

  Proposal 2, submitted to a vote of shareholders at the meeting, was the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending July 31, 1999. Votes cast were as follows:

   For                  Against                     Abstain                     Broker Non-Votes
   8,273,337            786                         4,195                       0

  The proposal was approved.

Item 5. Other Information

  Not applicable

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
        Exhibit 27.1 Financial Data Schedule

    (b) Reports on Form 8-K
        The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the second quarter of fiscal 1999:

        Current Report on Form 8-K, dated December 21, 1998, reporting under Items 2 and 7, the Company's acquisition by merger of SPC, including certain financial statements and information of SPC.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on the 16th day of March, 1999.

                                          DATA PROCESSING RESOURCES CORPORATION

                                                 /s/ James A. Adams
                                          By: _________________________________
                                                     James A. Adams,
                                                 Chief Financial Officer