Form 10-Q
period 1999-04-30
DATA PROCESSING RESOURCES CORP
filed 1999-06-14
CIK 1005700

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For The Quarter Ended April 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number 0-27612

                               ----------------

                     DATA PROCESSING RESOURCES CORPORATION
            (Exact name of registrant as specified in its charter)


                    California                     95-3931443
           (State or other jurisdiction         (I.R.S. Employer
        of incorporation or organization)     Identification No.)

     18301 Von Karman Avenue, Suite 600
                    Irvine, CA                       92612
     (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code: (949) 553-1102

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares of common stock outstanding as of April 30, 1999 is 14,727,376.

================================================================================

                     DATA PROCESSING RESOURCES CORPORATION

         INDEX TO CONSOLIDATED FINANCIAL INFORMATION, OTHER INFORMATION
                                 AND SIGNATURE

                                                                           Page
                                                                           ----

                         PART I. FINANCIAL INFORMATION

 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
         CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 1999 (UNAUDITED)
          AND JULY 31, 1998.............................................       3
         CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND NINE
          MONTHS ENDED APRIL 30, 1999 AND 1998 (UNAUDITED)..............       4
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
          APRIL 30, 1999 AND 1998 (UNAUDITED)...........................       5
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).........     6-9
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   10-15
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....      16

                           PART II. OTHER INFORMATION
 ITEM 1. LEGAL PROCEEDINGS..............................................      17
 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................      17
 ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................      17
 ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..............      17
 ITEM 5. OTHER INFORMATION..............................................      17
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................      18
 SIGNATURE...............................................................     19

                     DATA PROCESSING RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                           April 30,  July 31,
                                                             1999       1998
                                                          ----------- --------
                                                          (unaudited)
                         ASSETS
                         ------
Current Assets:
Cash and Cash Equivalents................................  $ 29,657   $ 40,881
Investments..............................................    22,294     59,969
Accounts Receivable (net of allowance for doubtful
 accounts of $2,663 and $1,369
 as of April 30, 1999 and July 31, 1998, respectively)...    52,786     48,103
Prepaid Expenses and Other Current Assets................     8,708      4,601
Deferred Tax Asset.......................................       711      1,538
                                                           --------   --------
Total Current Assets.....................................   114,156    155,092
Property, net............................................     9,209      4,445
Other Assets.............................................     1,095        921
Intangible Assets, net...................................   176,785    114,822
                                                           --------   --------
                                                          $301,245    $275,280
                                                           ========   ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current Liabilities:
Accounts Payable and Accrued Liabilities.................  $ 30,043   $ 31,694
Income Taxes Payable.....................................       581      1,625
Line of Credit...........................................       --       2,522
                                                           --------   --------
Total Current Liabilities................................    30,624     35,841
Long-Term Deferred Income Taxes..........................       784        784
Long-Term Debt, net......................................   111,440    111,288
Commitments and Contingencies
Shareholders' Equity:
  Common Stock; no par value; 60,000,000 shares
   authorized; 14,727,376 and 13,677,028 shares issued
   and outstanding as of April 30, 1999 and July 31,
   1998, respectively....................................   127,033    110,421
  Compensation Expense Associated with Performance-
   Vesting Options.......................................       --      (1,553)
  Retained Earnings......................................    31,364     18,499
                                                           --------   --------
    Total Shareholders' Equity...........................   158,397    127,367
                                                           --------   --------
                                                          $301,245    $275,280
                                                           ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                      Three Months Ended    Nine Months Ended
                                           April 30,            April 30,
                                      --------------------  ------------------
                                        1999       1998       1999      1998
                                      ---------  ---------  --------  --------
Revenues............................  $  93,229  $  70,424  $274,463  $182,901
Cost of Professional Services.......     65,490     49,858   191,618   131,108
                                      ---------  ---------  --------  --------
 Gross Margin.......................     27,739     20,566    82,845    51,793
Selling, General and Administrative
 Expenses...........................     17,759     14,314    53,404    36,433
Merger-Related Expenses.............        --         --      3,054       --
Compensation Expense Associated with
 Performance-Vesting Options........        --         --        932       --
                                      ---------  ---------  --------  --------
Operating Income....................      9,980      6,252    25,455    15,360
Interest Expense, net...............       (986)      (342)   (2,431)     (218)
                                      ---------  ---------  --------  --------
Income Before Provision for Income
 Taxes..............................      8,994      5,910    23,024    15,142
Provision for Income Taxes..........      3,921      2,719    10,159     6,634
                                      ---------  ---------  --------  --------
Net Income..........................  $   5,073  $   3,191  $ 12,865  $  8,508
                                      =========  =========  ========  ========
Net Income per Share--Basic.........  $    0.35  $    0.24  $   0.91  $   0.64
                                      =========  =========  ========  ========
Net Income per Share--Diluted.......  $    0.33  $    0.23  $   0.87  $   0.62
                                      =========  =========  ========  ========
Weighted Average Common Shares
 Outstanding--Basic.................     14,525     13,566    14,212    13,382
                                      =========  =========  ========  ========
Weighted Average Common Shares
 Outstanding--Diluted...............     18,323     14,064    17,894    13,826
                                      =========  =========  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                            Nine Months Ended
                                                                April 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Cash flows from operating activities:
  Net income............................................... $ 12,865  $  8,508
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation...........................................      994       526
    Amortization...........................................    4,246     2,500
    Amortization of debt discount and issue costs..........      217        59
    Compensation expense associated with performance-
     vesting options.......................................      932       --
    Changes in operating assets and liabilities, net of the
     effect of acquisitions:
      Accounts receivable..................................   (2,038)   (9,413)
      Deferred income taxes................................      827       --
      Prepaid expenses and other assets....................   (4,250)   (2,082)
      Accounts payable and accrued liabilities.............      529     4,360
      Income taxes payable.................................      (39)     (672)
                                                            --------  --------
        Net cash provided by operating activities..........   14,283     3,786
Cash flows from investing activities:
  Cash paid for acquisitions, net of cash acquired.........  (30,237)  (28,067)
  Proceeds from the sale of investments available for
   sale....................................................   37,675       --
  Proceeds from the sale of land and building..............      --        125
  Cash paid for contingent acquisition obligations, net....  (28,911)   (1,384)
  Purchase of property.....................................   (5,612)   (1,460)
                                                            --------  --------
        Net cash used in investing activities..............  (27,085)  (30,786)
Cash flows from financing activities:
  Proceeds from issuance of notes payable from private debt
   offering, net...........................................      --    111,050
  Net (repayments of) proceeds from line of credit.........   (2,522)    1,137
  Proceeds from employee stock purchase plan...............    1,684       667
  Purchase of common stock from profit sharing plan........      (22)      --
  Proceeds from the exercise of stock options..............    2,438     1,903
                                                            --------  --------
        Net cash (used in) provided by financing
         activities........................................    1,578   114,757
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......  (11,224)   87,757
Cash and cash equivalents, beginning of period.............   40,881    17,817
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 29,657  $105,574
                                                            ========  ========
Supplemental information--Cash paid for:
  Interest................................................. $  6,314  $    444
                                                            ========  ========
  Income taxes............................................. $  9,488  $  6,835
                                                            ========  ========
Supplemental schedule of noncash investing and financing
 activities:
  Tax benefit of stock options exercised................... $    924  $    973
  Detail of businesses acquired in purchase transactions:
  Fair value of assets acquired............................ $ 37,667  $ 33,640
    Common stock issued in acquisitions....................   (6,636)   (3,989)
    Cash paid for acquisitions, net of cash acquired.......  (30,237)  (28,067)
                                                            --------  --------
    Liabilities assumed (relieved)......................... $    794  $  1,584
                                                            ========  ========
Accrual to satisfy earnout obligation...................... $  8,730  $    --
Shares issued to satisfy earnout obligation................ $  6,992  $    --

   The accompanying notes are an integral part of the consolidated financial statements.

                     DATA PROCESSING RESOURCES CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

          For the Three and Nine Months Ended April 30, 1999 and 1998

1. General

 Business

  Data Processing Resources Corporation (DPRC or the Company), a California corporation, is a leading national specialty staffing company providing information technology services to a diverse group of corporate clients.

  On December 21, 1998, DPRC acquired Systems & Programming Consultants, Inc.
(SPC), a North Carolina corporation (see Note 3).

  The consolidated financial statements, included herein, give retroactive effect, for all periods presented, to the acquisition of SPC, as such business combination has been accounted for as a pooling of interests, in accordance with generally accepted accounting principles.

 Interim Financial Data

  The interim financial data as of April 30, 1999 and for the three and nine months ended April 30, 1999 and 1998 is unaudited. The information reflects all adjustments, consisting only of normal recurring entries, that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods indicated. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. This report should be read in conjunction with the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended July 31, 1998, Form 10-Q for the quarters ended October 31, 1998, and January 31, 1999, the Company's Registration Statement on Form S-4 (No. 333-61017) as declared effective by the Securities and Exchange Commission on November 13, 1998, and the Company's Current Report on Form 8-K, dated March 1, 1999, which gives retroactive effect to the Merger with SPC. Certain reclassifications have been made in the consolidated financial statements to conform amounts previously reported for fiscal 1998 to the fiscal 1999 presentation.

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

  Basic net income per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all in-the-money stock options. The effect of the 5 1/4% convertible subordinated notes issued in March 1998 was not dilutive for the three and nine months ended April 30, 1998, but was dilutive for the three and nine months ended April 30, 1999. Common equivalent shares have not been included where inclusion would be antidilutive.

                     DATA PROCESSING RESOURCES CORPORATION

          For the Three and Nine Months Ended April 30, 1999 and 1998

2. Summary of Significant Accounting Policies--(continued)

                                                    Three months   Nine months
                                                     ended April   ended April
                                                        30th          30th
                                                    ------------- -------------
                                                     1999   1998   1999   1998
                                                    ------ ------ ------ ------
Basic net income per share:
  Weighted average number of common shares
   outstanding..................................... 14,525 13,566 14,212 13,382
Effect of dilutive securities:
  Stock options....................................    559    498    443    444
  Convertible notes................................  3,239    --   3,239    --
Diluted net income per share:
  Weighted average number of common shares
   outstanding..................................... 18,323 14,064 17,894 13,826

  Provider Contract--During fiscal year 1998, the Company entered into a provider contract with a major customer whereby the Company provides management services to the customer for a fee. Under the contract, the Company manages temporary staffing services for the customer, either through the Company's staff or through outside service providers. The Company bills the customer for all services rendered, and remits payments to the outside contractors for services provided by them. Payments received by the Company for services provided by other entities are not reflected in the consolidated statement of income, as the Company bears no credit risk under the contract and does not retain any liability for services provided by such outside contractors. Billings to the customer and liabilities recognized related to the outside service providers totalled $630,000 for the three and nine months ended April 30, 1998, $11.9 million for the three months ended April 30, 1999, and $21.1 million for the nine months ended April 30, 1999.

Comprehensive Income--The Company adopted SFAS No. 130, Reporting Comprehensive Income, in fiscal year 1999. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other than net income, the Company does not have any other elements of comprehensive income requiring separate disclosure.

3. Acquisitions

  In fiscal 1998 and 1999, the Company completed five acquisitions accounted for as purchases. The excess of cost over fair value of net assets acquired was allocated to goodwill, which is amortized using the straight-line method over 25 years. The consolidated financial statements of the Company include the results of operations for each acquired business from the acquisition date. During fiscal 1999, the Company also completed the acquisition of SPC, accounted for as a pooling of interests. A summary of the acquisitions in fiscal 1998 and 1999 is as follows:

  In January 1998, the Company acquired substantially all of the assets and assumed certain liabilities of S/3/G, Inc. (S/3/G). Under the terms of the asset purchase agreement, the purchase price was $32.2 million, consisting of $28.2 million in cash and 204,552 shares of restricted DPRC common stock, valued at approximately $4.0 million. In addition, the former shareholder of S/3/G had the right to receive certain additional consideration contingent upon S/3/G's adjusted earnings before interest and taxes through December 31, 1998. The earnout was paid semi-annually, 85% in cash and 15% in shares of restricted common stock. The first installment of the earnout payment, consisting of $5.8 million in cash and 32,880 shares of restricted common stock, was paid in September 1998. The final installment of the earnout consisting of $23.5 million in cash and 164,167 shares of restricted common stock was paid in May 1999.

  In May 1998, the Company acquired by merger all of the outstanding capital stock of EXi Corp., (EXi) a Minnesota Corporation.

                     DATA PROCESSING RESOURCES CORPORATION

          For the Three and Nine Months Ended April 30, 1999 and 1998


3. Acquisitions--(continued)

  In October 1998, the Company acquired substantially all of the assets and assumed certain liabilities of RIDGE Consultants, Inc. (Ridge).

  In November 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Vista High-Tech Resources, Inc. and Vista High-Tech Resources of RI, Inc. (collectively, Vista). Under the terms of the asset purchase agreement, the former shareholder of Vista has the right to receive certain additional consideration contingent upon Vista's adjusted earnings before interest and taxes through July 31, 1999. The earnout is payable on or before September 30, 1999, 65% in cash and 35% in shares of restricted DPRC common stock.

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

  In April 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Qualitech Systems, Inc. and Qualitech Systems of South Florida, Inc. (collectively, Qualitech).

  Unaudited pro forma consolidated results of operations for the nine months ended April 30, 1998 would have been as follows had the acquisition of S/3/G occurred as of the beginning of the period (in thousands, except per share data):

                                                             Nine Months Ended
                                                              April 30, 1998
                                                             -----------------
   Pro forma revenues.......................................     $190,244
   Pro forma net income.....................................     $  7,886
   Pro forma net income per share--basic....................     $   0.57
   Pro forma net income per share--diluted..................     $   0.56
   Pro forma weighted average common shares outstanding--
    basic...................................................       13,716
   Pro forma weighted average common shares outstanding--
    diluted.................................................       14,156

  Pro forma adjustments have been applied to reflect the purchase of S/3/G including the addition of amortization related to the intangible assets acquired and reduction in interest income and additional interest expense.

                     DATA PROCESSING RESOURCES CORPORATION

          For the Three and Nine Months Ended April 30, 1999 and 1998


4. Debt

  On March 24, 1998, the Company completed the sale of $115.0 million of its 5 1/4% convertible subordinated notes due 2005 (the "Notes") in a private offering under Rule 144A to qualified institutional buyers. The Notes are convertible at any time at the option of the holders into shares of common stock of DPRC at a conversion price of $35.50 per share of common stock of the Company. The Notes mature on April 1, 2005 and are non-callable for the first three years. The Company used a portion of the net proceeds of the offering for acquisitions and earnout payments in the amount of approximately $59.1 million for the nine months ended April 30, 1999. Interest is payable on April 1 and October 1 of each year, commencing on October 1, 1998. The Notes were recorded net of a discount and issue costs of $3,950,000, which will be amortized over seven years based on the effective interest method. As of April 30, 1999, accumulated amortization was $753,000. As of April 30, 1999, there have been no conversions of notes to common stock.


  The Company has a five-year, $60.0 million Revolving/Term Loan Agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $60.0 million principal amount, and bears interest at the prime rate to prime rate plus .5% or LIBOR plus 0.50% to 1.75% depending on defined financial conditions. On June 30, 2001, the outstanding principal balance on the facility converts to a two-year fully amortized term loan. The Credit Facility is guaranteed by the Company's subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries, including accounts receivable and equipment and a pledge of all of the stock of the Company's subsidiaries. The Credit Facility contains various covenants, including the maintenance of defined financial ratios such as net worth. As of April 30, 1999, the Company had no borrowings outstanding under the credit facility and was in compliance with bank covenants. The Company's Credit Facility prohibits the payment of dividends without the prior written consent of the lender.

5. Related Party Transactions

  Information Technology Resources, Inc. (ITR) was formed by the founder of the Company and certain other persons, including certain former employees of ITR's primary client, with the founder owning approximately 79.0% of the outstanding capital stock. Effective as of December 31, 1998, the founder sold a portion of her stock in ITR to reduce her ownership interest to less than 10.0% of the outstanding capital stock. The Company provides certain management services to ITR to support its operations, for which the Company receives a management fee pursuant to a management services agreement. Management fees earned by the Company were $135,000 and $270,000 for the nine months ended April 30, 1999 and 1998, respectively. ITR also contracts with the Company for technical consultants to meet its staffing needs. For the nine months ended April 30, 1999 and 1998, the Company recorded revenues of $2,023,000 and $2,295,000 from billing ITR for technical consultants, respectively.

  In fiscal 1998, a former member of DPRC's Board of Directors, who was also the President of one of the Company's operating subsidiaries, acquired a 33% ownership interest in Message & Ques Tech., Inc. (MQTECH), a software development company, which interest was subsequently increased to 80%. The Company provided technical consultants to MQTECH through its Computec subsidiary. Revenue from MQTECH totaled approximately $200,000 and $2.2 million for the three and nine months ended April 30, 1999 respectively. Accounts receivable as of April 30, 1999 totaled approximately $681,000. This former director has provided a personal guarantee for full payment of the outstanding receivable.

6. Subsequent Events

  In June 1999, the Company announced the acquisition of substantially all of the assets and assumption of certain liabilities of IT Services, Inc. (ITSI). ITSI has the right to receive certain additional consideration contingent upon ITSI's adjusted earnings before interest and taxes for the twelve month periods ending April 30, 2000, and April 30, 2001. The earnouts are payable in cash and restricted DPRC common stock, the combination of which to be determined by the Company, with a minimum of 60% payable in cash. The earnouts are due on or before July 1, 2000, and 2001, or as soon as practicable thereafter, and will be recorded as an addition to goodwill.

                     DATA PROCESSING RESOURCES CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including, without limitation, the Company's ability to recruit and retain qualified technical consultants; manage growth; identify, acquire and integrate suitable acquisition candidates; obtain sufficient working capital to support such growth; compete successfully with existing and future competitors; and other factors described throughout this Form 10-Q, the Company's Form 10-Q's for the quarters ended October 31, 1998, and January 31, 1999, and in the Company's Form 10-K/A (Amendment No. 1) for the year ended July 31, 1998, and the Company's Current Report on Form 8-K, dated March 1, 1999, which gives retroactive effect to the Merger with SPC. Form 10-Q for the quarters ended October 31, 1997 and January 31, 1998. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, including the risk factors set forth in the Company's proxy and prospectus dated November 13, 1998.

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30,
1998

  Revenues. Revenues increased $22.8 million, or 32.4%, to $93.2 million for the three months ended April 30, 1999 as compared to $70.4 million for the three months ended April 30, 1998. This increase resulted primarily from the contribution of revenues from the acquisitions of EXi (acquired in May 1998), Ridge Consultants (acquired in October 1998), Vista (acquired in November
1998) and Qualitech (acquired in April 1999). These acquisitions contributed $7.5 million of incremental revenue, or 10.6%. The remaining $15.3 million increase in revenue is attributed to internal growth. Internal growth is due to a combination of: (i) new information technology projects; (ii) increased demand in the networking and communications market; (iii) a broadening of the types of services being provided, such as packaged software implementations, network management and desktop services, and Tandem (fault tolerance); (iv) direct international recruiting through the Company's Computec subsidiary, as well as direct and indirect recruiting in the Far East; and (v) increased billing rates resulting from an increase in consultant wages.

  Gross Margin. Gross margin increased $7.2 million, or 34.9%, to $27.7 million, for the three months ended April 30, 1999 as compared to $20.6 million for the three months ended April 30, 1998. As a percentage of revenues, gross margin increased for the three months ended April 30, 1999 to 29.8% as compared to 29.2% for the same period in fiscal 1998. This gross margin percentage improvement reflects higher gross margins from: (i) acquisitions of companies with higher gross margin business, such as software engineering and Microsoft Solutions; and (ii) emphasis on expansion of the higher margin businesses in existing markets, including network management and desktop services.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $3.4 million, or 24.1%, to $17.8 million for the three months ended April 30, 1999, as compared to $14.3 million for the three months ended April 30, 1998. Selling, general and administrative expenses decreased as a percentage of revenues to 19.0% for the three months ended April 30, 1999, as compared to 20.3% for the same period in fiscal 1998. Overall, the increase in selling, general and administrative expenses was primarily due to: (i) increased amortization expense of $382,000 from intangible assets related to acquisitions; (ii) expenses of $1.8 million for infrastructure required to support Company growth, and (iii) increased expenses of $1.2 million related to additional corporate infrastructure. As a percentage of revenue, selling, general and administrative expenses decreased due to a decrease in the Company's ratio of fixed costs to total revenue.

  Operating Income. Operating income increased $3.7 million, or 59.6%, to $10.0 million for the three months ended April 30, 1999 from $6.3 million for the same period in fiscal 1998. As a percentage of revenues, operating income increased for the three months ended April 30, 1999 to 10.7% as compared to 8.9% for the same period in fiscal 1998. The incremental increase in operating income primarily reflected the increase in gross margin percentage and reduction of selling, general and administrative expenses, discussed above.

  Interest Expense, net. The Company had net interest expense of $986,000 for the three months ended April 30, 1999 as compared to net interest expense of $342,000 for the three months ended April 30, 1998, primarily as a result of interest expense on the $115.0 million aggregate principal amount of 5 1/4% convertible subordinated notes issued in March 1998, which was offset by a decrease in interest income for the three months ended April 30, 1999 compared to the same period in fiscal 1998 due to the use of investment proceeds to fund the Company's ongoing acquisition program.

  Provision for Income Taxes. The Company's effective income tax rate decreased to 43.6% for the three months ended April 30, 1999 from 46.0% for the three months ended April 30, 1998. The decrease in the effective tax rate is primarily due to a decrease in non-deductible amortization of goodwill as a percentage of taxable income.

Nine Months Ended April 30, 1999 Compared to Nine Months Ended April 30, 1998

  Revenues. Revenues increased $91.6 million, or 50.1%, to $274.5 million for the nine months ended April 30, 1999 as compared to $182.9 million for the nine months ended April 30, 1998. This increase resulted primarily from the contribution of revenues from the acquisitions of S/3/G (acquired in January
1998), EXi (acquired in May 1998), Ridge Consultants (acquired in October
1998), Vista (acquired in November 1998), and Qualitech (acquired in April
1999). These acquisitions contributed $36.4 million of incremental revenue, or 19.9%. The remaining increase in revenue is attributed to an internal growth of $55.2 million. Internal growth is due to a combination of: (i) new information technology projects; (ii) increased demand in the networking and communications market; (iii) a broadening of the types of services being provided, such as packaged software implementations, and network management and desktop services and Tandem (fault tolerance); (iv) direct international recruiting through the Company's Computec subsidiary, as well as direct and indirect recruiting in the Far East; and (v) increased billing rates resulting from an increase in consultant wages.

  Gross Margin. Gross margin increased $31.1 million, or 60.0%, to $82.8 million, for the nine months ended April 30, 1999 as compared to $51.8 million for the nine months ended April 30, 1998. As a percentage of revenues, gross margin increased for the nine months ended April 30, 1999 to 30.2% as compared to 28.3% for the same period in fiscal 1998. This gross margin percentage improvement reflects higher gross margins from: (i) acquisitions of companies with higher gross margin business, such as packaged software implementation, software engineering, and Microsoft Solutions; (ii) emphasis on expansion of the higher margin businesses in existing markets, including network management and desktop services; and (iii) internal growth in the Company's international recruiting.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses, including merger-related expenses increased approximately $21.0 million, or 57.5%, to $57.4 million for the nine months ended April 30, 1999, as compared to $36.4 million for the nine months ended April 30, 1998. Selling, general and administrative expenses also increased as a percentage of revenues to 20.9% for the nine months ended April 30, 1999, as compared to 19.9% for the same period in fiscal 1998. This increase is primarily attributable to the transaction costs related to the SPC merger of $3.1 million, and compensation expense associated with performance vesting stock options related to the SPC merger of $0.9 million. Merger-related charges included in selling, general and administrative expenses were 1.5% of revenue for the nine months ended April 30, 1999.

  Operating Income. Operating income increased $10.1 million, or 65.7%, to $25.5 million for the nine months ended April 30, 1999 from $15.4 million for the same period in fiscal 1998. As a percentage of revenues, operating income increased for the nine months ended April 30, 1999 to 9.3% as compared to 8.4% for the same period in fiscal 1998. The increase in operating income primarily reflected the increase in gross margin percentage, offset by the merger-related expenses and compensation expense associated with performance-vesting options aggregating $4.0 million incurred during the nine months ended April 30, 1999.

  Interest Expense, net. The Company had net interest expense of $2.4 million for the nine months ended April 30, 1999 as compared to net interest expense of $218,000 for the nine months ended April 30, 1998, primarily as a result of interest expense on the $115.0 million aggregate principal amount of 5 1/4% convertible subordinated notes issued in March 1998, which was offset by interest income from the investment of proceeds of those notes.

  Provision for Income Taxes. The Company's effective income tax rate increased to 44.1% for the nine months ended April 30, 1999 from 43.8% for the nine months ended April 30, 1998. The increase in the effective tax rate is primarily due to a decrease in interest income from short-term tax exempt investments.

Liquidity and Capital Resources

  Cash, cash equivalents and investments were $52.0 million, and working capital totaled $84.5 million, as of April 30, 1999. Cash provided by operating activities increased to $14.3 million for the nine months ended April 30, 1999 as compared to $3.8 million in the same period in fiscal 1998. The increase in cash provided was primarily due to an increase in net income and a decrease in the days sales outstanding in accounts receivable to 50 days in the third quarter of fiscal 1999, offset by decreases in accounts payable and accrued liabilities.

  Cash used in investing activities decreased to $27.0 million for the nine months ended April 30, 1999, as compared to cash used of $30.8 million in the same period in fiscal 1998. The decrease in cash used in fiscal 1999 is due primarily to the proceeds from the sale of investments of $37.7 million offset partially by cash used in connection with its ongoing acquisition program and earnouts related to previous acquisitions.

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

  The Company has a five-year, $60.0 million Revolving/Term Loan Agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $60.0 million principal amount, and bears interest at the prime rate to prime rate plus .5% or LIBOR plus 0.50% to 1.75%, depending on defined financial conditions. On June 30, 2001, the outstanding principal balance on the facility converts to a two-year fully amortized term loan. The Credit Facility contains various covenants, including the maintenance of defined financial ratios such as net worth. As of April 30, 1999, the Company had no borrowings outstanding under the Credit Facility and was in compliance with bank covenants.

  The Company previously completed the acquisition by merger of Computec International Strategic Resources, Inc. (Computec) on April 30, 1997. The definitive agreement obligates the Company to make earnout payments contingent upon Computec's earnings before interest and taxes through December 31, 1998. Specifically, the earnout is conditioned upon Computec's obtaining a higher earnings before interest and taxes in calendar years 1997 and 1998 as compared to calendar years 1996 and 1997, respectively, and if achieved, will be calculated based upon a multiple of the calendar year's earnings before interest and taxes that is in excess of the prior year's earnings before interest and taxes. The earnout is payable 60% in cash and 40% in shares of common stock. The aggregate amount of the initial consideration and the earnout may not exceed $70.0 million. The final installment of the earnout was due in April 1999. The Company believes that the final earnout payment, as adjusted, should be approximately $3.8 million, and has recorded this estimate as an accrued liability. The parties are still in the process of reviewing the earnout calculation in which the former shareholders have disagreed with approximately $9 million of such adjustments and contends the final payment should be approximately $13 million. Although there is no legal action currently pending, the Company has given written notice of its desire to resolve this issue under the dispute resolution mechanisms of the merger agreement, and if necessary will demand mediation and arbitration to resolve the amount of the final payment. As a result, the ultimate amount of the final earnout payment to be made by the Company is presently uncertain. The Company expects to pay any such earnout payment from existing cash and cash equivalents, investments, cash flow from operations and available borrowings under the Credit Facility.

  On January 27, 1998, the Company completed the acquisition of substantially all the assets of S/3/G for approximately $28.2 million in cash and 204,552 shares of restricted DPRC common stock, valued at approximately $4.0 million. The Company borrowed $25.5 million under the credit facility to finance a portion of the cash purchase price of such acquisition. The definitive purchase agreement obligates the Company to make additional earnout payments semi-annually contingent upon earnings before interest and taxes of the S/3/G business through December 31, 1998. The earnout is conditioned upon the S/3/G business first obtaining a 30.0% growth rate in calendar year 1998 as compared to calendar year 1997 and, if achieved, will be calculated based upon a multiple of the amount of the calendar year 1998 earnings before interest and taxes that is in excess of such threshold. The earnout is payable semi-annually, 85% in cash and 15% in shares of restricted common stock. The second installment of the earnout consisting of $19.7 million in cash and 137,501 shares of restricted common stock was paid in March 1999. A final adjustment to the earnout consisting of $4.0 million in cash and 26,666 shares of restricted common stock was paid in May and June 1999, and recorded in intangible assets and accounts payable and accrued liabilities as of April 30, 1999.

  The Company is in the process of installing and implementing a new Enterprise Resource Planning (ERP) system at an estimated cost of up to $9.5 million. The new ERP system is expected to take 18-24 months to fully install, test and implement in all office locations. As of April 30, 1999, the Company has spent approximately $4.4 million and is expecting to complete the implementation by December 31, 1999, and remain within the $9.5 million budget. The Company expects to pay the costs of this project with existing cash and cash equivalents, investments, cash flow from operations and available borrowings under the Credit Facility.

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

  In June 1999, the Company announced the acquisition of substantially all of the assets and assumption of certain liabilities of IT Services, Inc. (ITSI). ITSI has the right to receive certain additional consideration contingent upon ITSI's adjusted earnings before interest and taxes for the twelve month periods ending April 30, 2000, and April 30, 2001. The earnouts are payable in cash and restricted DPRC common stock, the combination of which to be determined by the Company, with a minimum of 60% payable in cash. The earnouts are due on or before July 1, 2000, and 2001, or as soon as practicable thereafter, and will be recorded as an addition to goodwill.

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

  The Company believes that the existing cash, cash equivalents and investments, cash flow from operations and available borrowings under the Credit Facility will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months, although the Company is evaluating various potential acquisitions which could require a substantial portion of the existing cash, cash equivalents and investments, and availability under the Credit Facility and could be completed within the next 12 months. To the extent the Company uses all of its cash resources and existing credit for acquisitions, the Company may be required to obtain additional funds, if available, through additional borrowings or equity financings. There can be no assurance that such capital will be available on acceptable terms. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

Year 2000

  The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. In evaluating the Company's state of readiness the Company is considering the following key areas: (i) the Company's principal staffing and financial systems; (ii) software used in the Company's internal computer network; (iii) third-party vendors; (iv) customers; and (v) telecommunications and other support systems. The Company is addressing each of these areas in three separate phases. The first phase identified all systems in each area that may contain potential Year 2000 issues. The second phase involved an investigation into whether a Year 2000 issue actually exists for each system identified. The third phase involves actual resolution of the issue and/or the development of a contingency plan.

  The Company has completed the assessment and validation of the principal staffing and financial systems. These systems are licensed from, and maintained by, third-party software development companies, which the Company believes are Year 2000 compliant. The Company has obtained representations from these companies that indicate that the systems are Year 2000-compliant. In addition to those representations, the Company completed its own tests of these critical systems in March 1999 and found no Year 2000 issues. A new financial system is currently being implemented and has been verified as Year 2000 compliant in March 1999. The Company is currently in the third phase of the process, which involves contingency planning. The Company does not anticipate any significant disruptions of the business resulting from its principal staffing and financial systems.

  The Company has completed the assessment and verification of the mission critical software used on the Company's internal computer network. Software used on the Company's internal computer network is substantially all licensed from major software vendors that have represented that their products are compliant or will be compliant by January 1, 2000. The Company is currently in the third phase of the process, which involves contingency planning and monitoring for each software product, supported by the Company. The contingency plans are expected to be complete by July 31, 1999. The Company does not anticipate any significant disruptions of the business resulting from such software.

  The Company completed a review of other third-party vendors in December 1998. In April 1999, the Company completed an investigation of those third party vendors that are considered critical to determine their state of Year 2000 readiness and believes that its exposure in regards to third-party vendors is minimal, as the Company is mainly a service provider and is not dependent on a supply of raw materials or inventory. With the exception of basic utilities, payroll processing, bank services and benefit administration, any disruption to the Company's other vendors is not likely to significantly disrupt the Company's business.

  The Company does rely on third-party vendors for payroll processing and benefits administration. The payroll-processing vendor has indicated that its product is Year 2000-compliant. The Company is in the process of selecting a new benefits administrator and is expected to complete the selection by September 1, 1999. Year 2000 compliance is a criterion for administrator selection.

  The Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. The Company has contacted major telecommunications and utility companies and does not expect significant interruptions of service. Notwithstanding the Company's efforts in this area, there can be no assurance that the Company can develop a contingency plan that effectively deals with a major failure of public infrastructure.

  The Company has completed evaluation of the potential risks associated with its customers' Year 2000 issues. The first phase involved polling of the Company's customers and consultants and was completed in March 1999. No further activity is planned based on the results of the initial evaluation. The Company feels that Year 2000 issues are not likely to cause a significant disruption of development projects that its consultants are working on and may, in some cases, actually create a demand for more consultant hours in order to respond to Year 2000 disruptions.

  The Company completed a review of non-information technology systems, such as telephones and office equipment in May 1999. Facility-related systems review is expected to be completed in June 1999. The first phase of identifying potential issues was completed in January 1999. The Company is currently planning contingencies to address potential risks in each of these areas.

  The Company does not believe that it will need to acquire any significant new software systems in response to Year 2000 issues. The decision to develop and implement a new ERP system was made independent of Year 2000 concerns for the purposes of improving the Company's efficiency and financial reporting capabilities. Most of the cost related to Year 2000 are for additional technical services retained to supplement the existing information systems staff for Year 2000 projects. The Company has incurred approximately $110,000 thus far on Year 2000 issues and expects to incur another $338,000 to complete the project.

  The Company is in Phase III of its Year 2000 project for all areas. This phase is scheduled to be completed as discussed above. Upon completion of Phase III contingency planning for each area, the Company will continue to monitor activity throughout 1999 to assure the Company's readiness level is maintained. There can be no assurance that any such plans will fully mitigate any potential failures or problems. Furthermore, there may be certain mission-critical third parties, such as utilities, telecommunication companies, or vendors where alternative arrangements or sources are limited or unavailable.

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

                     DATA PROCESSING RESOURCES CORPORATION

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On April 30, 1997, the Company acquired by merger Computec International Strategic Resources, Inc. (Computec). The merger agreement provides that the Company will make earnout payments contingent upon Computec's earnings before interest and taxes through December 31, 1998 to Christopher Lancashire, the former owner of Computec, who was a director of the Company during such time period, and his wife and related trust. See Note 5 to the Consolidated Financial Statements. The first installment of the earnout payment was paid in October 1997, the second installment was paid in June 1998, the third installment was paid in September 1998 and the fourth installment is due in April 1999. Each of the earnout payments is payable 60% in cash and 40% in shares of the Company's common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." However, the amount of the final earnout payment is currently in dispute. The Company believes that the final earnout payment, as adjusted, should be approximately $3.8 million, and has recorded this estimate as an accrued liability. The parties are still in the process of reviewing the earnout calculation in which the former shareholders have disagreed with approximately $9 million of such adjustments and contends the final payment should be approximately $13 million. Although there is no legal action currently pending, the Company has requested mediation, and if necessary, will demand arbitration of this dispute in accordance with the terms of the merger agreement. As a result, the ultimate amount of the final earnout payment to be made by the Company is uncertain.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  In connection with the earnout provisions of the merger agreement governing the acquisition on January 27, 1998 of S/3/G, Inc. (S/3/G), the Company issued 137,501 shares of restricted DPRC common stock on March 1, 1999 to MGM Holdings, Inc. (formerly S/3/G, Inc.). The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of
Section 4(2) thereunder.

  In connection with the purchase price adjustment contained in the merger agreement governing the acquisition on May 21, 1998 of EXi Corp (EXi), the Company issued a total of 11,436 shares of restricted DPRC common stock on April 30, 1999 to Richard Reynertson, Cletus Tauer, Eugene Cooley, and Richard Daly. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

  In connection with the Company's acquisition of substantially all of the assets and assumption of certain liabilities of Qualitech Systems, Inc. (Qualitech) on April 20, 1999, the Company issued 74,428 shares of restricted DPRC common stock to Qualitech Systems, Inc. and 4,436 shares of restricted DPRC common stock to Qualitech Systems of South Florida, Inc. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    Exhibit 10.1 Amendment No. 4 to Revolving/Term Loan Agreement

    Exhibit 10.2 Amended and Restated Employment Agreement Dated May 4,
                 1999 between the Company and David M. Connell

    Exhibit 10.3 Employment Agreement Dated May 26, 1999 between the
                 Company and Robert J. Gallagher

    Exhibit 10.4 Employment Agreement Dated May 4, 1999 between the Company and Thomas A. Vadnais

    Exhibit 10.5 Employment Agreement Dated March 29, 1999 between the
                 Company and Richard D. Tipton

    Exhibit 10.6 Amended and Restated Employment Agreement Dated May 26, 1999
                 between the Company and Mary Ellen Weaver

    Exhibit 10.7 Amended and Restated Employment Agreement Dated May 26, 1999
                 between the Company and Richard E. Earley

    Exhibit 27.1 Financial Data Schedule


  (b) Reports on Form 8-K

       The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission (SEC) during the third quarter of fiscal 1999:

            Current Report on Form 8-K dated March 1, 1999, and filed with the SEC on March 1, 1999 reporting under Item 5 certain consolidated financial statements and information of the Company and its subsidiaries to present the combined operations of the Company and SPC on a retroactive basis to reflect the Company's acquisition of SPC in a merger accounted for as a pooling of interests for financial reporting purposes.

            Current Report on Form 8-K/A dated December 21, 1998, and filed with the SEC on March 8, 1999 reporting under Items 2 and 7, certain financial statements and information relating to the Company's acquisition of Systems & Programming Consultants, Inc. (SPC) in a merger accounted for as a pooling of interests for financial reporting purposes.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 14th day of June, 1999.

                                          DATA PROCESSING RESOURCES
                                          CORPORATION

                                                   /s/ James A. Adams
                                          By: _________________________________
                                                       James A. Adams
                                                  Chief Financial Officer